Form 10-Q
period 2004-06-30
ADESA INC
filed 2004-08-06
CIK 1281949

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

Commission File Number 001-32198

ADESA, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-1842546 (I.R.S. Employer Identification No.)
13085 Hamilton Crossing Boulevard Carmel, Indiana 46032 (Address of principal executive offices)
Registrant's telephone number, including area code: (800) 923-3725

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

        The number of shares of common stock outstanding as of August 3, 2004:

Class	Number of Shares Outstanding
Common	94,863,853

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ADESA, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues
Auction and related services	$202.6	$211.4	$421.0	$417.0
Dealer financing	28.4	26.7	57.3	52.6

Total operating revenues	231.0	238.1	478.3	469.6
Operating expenses
Cost of services	113.2	120.6	235.1	243.0
Selling, general and administrative	51.2	49.8	109.3	102.6
Depreciation and amortization	8.9	9.0	18.1	17.0

Total operating expenses	173.3	179.4	362.5	362.6

Operating profit	57.7	58.7	115.8	107.0
Interest expense	4.7	3.5	8.7	8.1
Other (income) expense	(0.6)	(1.7)	(1.4)	(2.1)

Income from continuing operations before income taxes	53.6	56.9	108.5	101.0
Income taxes	21.0	22.8	42.6	40.3

Income from continuing operations	32.6	34.1	65.9	60.7
(Loss) income from discontinued operations, net of income taxes	(4.0)	—	(4.0)	0.5

Net income	$28.6	$34.1	$61.9	$61.2

Earnings per share—basic
Income from continuing operations	$0.36	$0.38	$0.74	$0.69
(Loss) income from discontinued operations, net of income taxes	(0.04)	—	(0.05)	—

Net income	$0.32	$0.38	$0.69	$0.69

Earnings per share—diluted
Income from continuing operations	$0.36	$0.38	$0.74	$0.69
(Loss) income from discontinued operations, net of income taxes	(0.04)	—	(0.05)	—

Net income	$0.32	$0.38	$0.69	$0.69

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Balance Sheets

(In millions, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$275.0	$112.7
Restricted cash	155.8	3.4
Trade receivables, net of allowances of $7.2 (2004) and $7.0 (2003)	253.7	151.5
Finance receivables, net of allowances of $5.4 (2004) and $5.0 (2003)	224.1	194.3
Deferred income taxes	18.8	15.9
Other current assets	14.8	13.0
Current assets of discontinued operations	—	0.1

Total current assets	942.2	490.9
Other assets
Goodwill	509.6	511.0
Intangible assets, net of allowances of $33.6 (2004) and $30.1 (2003)	30.7	33.3
Other assets	57.4	50.2

Total other assets	597.7	594.5
Property and equipment, net of accumulated depreciation of $113.9 (2004) and $102.9 (2003)	555.7	569.9

Total assets	$2,095.6	$1,655.3

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Balance Sheets

(In millions, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$364.0	$216.3
Accrued expenses	96.4	82.1
Current maturities of debt with affiliates	—	133.8
Current maturities of long-term debt	161.1	1.9
Current liabilities of discontinued operations	6.3	—

Total current liabilities	627.8	434.1
Non-current liabilities
Long-term debt	398.6	232.9
Long-term debt with affiliates	—	2.3
Deferred tax liabilities	36.5	29.7
Other liabilities	7.4	6.1

Total non-current liabilities	442.5	271.0
Commitments and contingencies (Note 11)	—	—
Stockholders' equity
Preferred stock, $0.01 par value: Authorized shares: 50,000,000 Issued shares: none	—	—
Common stock, $0.01 par value: Authorized shares: 500,000,000 Issued shares: 94,850,000 (2004) 88,600,000 (2003)	1.0	0.9
Additional paid-in capital	665.1	524.5
Retained earnings	345.7	401.3
Unearned compensation	(3.5)	—
Accumulated other comprehensive income	17.0	23.5

Total stockholders' equity	1,025.3	950.2

Total liabilities and stockholders' equity	$2,095.6	$1,655.3

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statements of Stockholders' Equity

(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	88.6	$0.9	$524.5	$401.3	$—	$23.5	$950.2
Comprehensive income:
Net income				61.9			61.9
Other comprehensive loss, net of tax:
Foreign currency translation						(6.1)
Unrealized loss on interest rate swaps						(0.4)

Other comprehensive loss							(6.5)

Comprehensive income							55.4
Issuance of common stock	6.3	0.1	135.9				136.0
Capital contributions			1.2				1.2
Dividends paid to ALLETE				(117.5)			(117.5)
Unearned compensation			3.5		(3.5)		—

Balance at June 30, 2004 (unaudited)	94.9	$1.0	$665.1	$345.7	$(3.5)	$17.0	$1,025.3

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statements of Cash Flows

(In millions)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net income	$61.9	$61.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.1	17.0
Bad debt expense	1.5	3.7
Deferred income taxes	4.0	6.1
Loss (gain) on disposal of assets	(0.1)	0.2
Compensation earned under restricted stock	0.1	—

	85.5	88.2
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables	(31.9)	(13.0)
Trade receivables and other assets	(111.3)	(102.7)
Accounts payable and accrued expenses	140.7	57.8

Net cash provided by operating activities	83.0	30.3
Investing activities
Acquisition of business, net of cash acquired	—	(1.5)
Purchases of property and equipment	(3.9)	(10.5)
Purchase of intangibles	(1.8)	(2.4)
Proceeds from the sale of property and equipment	9.8	0.1
Proceeds from the sale of intangibles	0.3	—
Purchase of bonds	—	(3.2)

Net cash provided by (used by) investing activities	4.4	(17.5)
Financing activities
Net increase in book overdrafts	31.2	70.8
Net decrease in lines of credit	(45.8)	(44.7)
Payments on long-term debt	(165.4)	(3.9)
Proceeds from long-term debt	400.0	—
Payments for debt issuance costs	(9.9)	—
Net proceeds from issuance of common stock	136.0	—
Dividends to ALLETE	(117.5)	—
Transfer to restricted cash	(152.4)	—

Net cash provided by financing activities	76.2	22.2
Effect of exchange rate changes on cash	(1.3)	5.1

Net increase in cash and cash equivalents	162.3	40.1
Cash and cash equivalents at beginning of period	112.7	128.8

Cash and cash equivalents at end of period	$275.0	$168.9

See notes to consolidated financial statements

ADESA, Inc.

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the Company's results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A listing of the Company's significant accounting policies is described in the "Critical Accounting Policies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the final prospectus relating to our initial public offering, which forms part of the Registration Statement on Form S-1 (Commission file number 333-113499) filed with the Securities and Exchange Commission. As used herein, the terms "the Company" and "ADESA" shall mean ADESA, Inc. and its consolidated subsidiaries. The term "ALLETE" shall mean ADESA indirect parent, ALLETE, Inc.

        The Company maintains a used vehicle auction network in North America and also provides services, such as logistics, reconditioning, vehicle inspection and certification, titling, evaluations, and salvage recovery services. Through its wholly-owned subsidiary, Automotive Finance Corporation ("AFC"), the Company provides short-term inventory-secured financing, known as floorplan financing, to used vehicle dealers.

        Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Note 2—Initial Public Offering and Capital Stock

        ADESA, Inc. was incorporated in the state of Delaware on January 23, 2004 in anticipation of the initial public offering of the common stock of the automotive services business of ALLETE. On May 24, 2004, ADESA Corporation, a wholly-owned subsidiary of ALLETE, Inc., was merged with and into the Company with ADESA, Inc. being the surviving corporation. Because ADESA Corporation and the Company are entities under common control and the Company is the successor entity, the number of shares of common stock disclosed in these financial statements and the earnings per share information have been adjusted retroactively to reflect the merger and the Company's capital structure. The authorized capital stock of the Company consists of 500,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. Prior to the merger of ADESA Corporation with and into the Company, ADESA Corporation had 14,086,000 shares of common stock outstanding. As of the date of the merger, the Company had 88,600,000 common shares outstanding.

        On June 21, 2004, the Company completed the initial public offering of 6,250,000 shares of common stock resulting in proceeds of $136.0 million, net of transaction costs of $14.0 million. The Company used the net proceeds from this offering, together with the net proceeds from its $125.0 million senior subordinated notes offering and $275.0 million borrowed under the Company's new credit facility, to repay $75.1 million of outstanding debt to unaffiliated third parties, to pay accrued interest and principal on the $100.0 million intercompany note representing a dividend paid to ALLETE, and to repay all of the Company's other outstanding intercompany debt owed to ALLETE and its subsidiaries, totaling $105.0 million. The remaining net proceeds from the initial public offering, notes offering and new credit facility will be used to repay the Company's two existing senior notes and for general corporate purposes, including the potential repurchase of the Company's common stock from certain ALLETE employee benefit plans after the consummation of the anticipated separation from ALLETE.

Note 3—Senior Notes Offering and Long-term Debt

Senior Subordinated Notes

        Concurrently with the initial public offering, the Company offered $125.0 million aggregate principal amount of unsecured 7 5/8% senior subordinated notes due 2012. The notes accrue interest from the date of their issuance at the rate of 7 5/8% per year. Interest on the notes is payable semi-annually in arrears on each June 15 and December 15, commencing on December 15, 2004. The maturity date for the notes is June 15, 2012.

        At any time prior to June 15, 2008, the notes may be redeemed in whole or in part at an early redemption price. The Company may redeem the notes, in whole or in part, at any time on or after June 15, 2008 at specified redemption prices. In addition, at any time prior to June 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 107 5/8% of the principal amount thereof, plus accrued and unpaid interest, provided that: (a) at least 65% of the aggregate principal amount of the notes issued under the indenture remains outstanding immediately after the occurrence of such redemption and (b) such redemption occurs within 90 days of the date of any such equity offering.

        The notes are unsecured and subordinated in right of payment to all of the Company's existing and future senior debt, including borrowings under the new credit facility. The incurrence of future senior debt is governed by certain limitations, including without limitation, an interest coverage ratio exception as defined in the Description of the Notes in the Company's Registration Statement on Form S-1. The notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. At June 30, 2004, the Company is in compliance with the covenants contained in the senior subordinated notes.

New Credit Facility

        Concurrently with the initial public offering and notes offering, the Company entered into a $525 million senior secured credit facility with a syndicate of lenders, consisting of a $150 million revolving credit facility and two term loan facilities aggregating $375 million. As of June 30, 2004, $100 million of the term loan facilities remained undrawn. The revolving credit facility and the term loan A facility bear interest at a rate equal to LIBOR plus 225 basis points and the term loan B facility bears interest at a rate equal to LIBOR plus 250 basis points. In each case, the rate may decline by as much as 75 basis points depending on the Company's total leverage ratio. Except for AFC's special purpose subsidiary, the new credit facility is guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65% of the equity interests in certain of the Company's Canadian and Mexican subsidiaries. The new credit facility contains customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, pay dividends or make distributions to stockholders and make any prepayment or redemption with respect to the senior subordinated notes. The new credit facility also contains financial covenants including: a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At June 30, 2004, the Company is in compliance with the covenants contained in the new credit facility.

        Subsequent to the closing of the initial public offering, notes offering and new credit facility, the Company announced the redemption of its $90 million 7.7% Senior Notes, Series A, due 2006 and its $35 million 8.1% Senior Notes, Series B, due 2010. The redemptions are scheduled to occur on August 11, 2004. The Company expects to recognize expenses associated with the redemption of approximately $14.0 million in the third quarter of 2004, consisting of early redemption premiums and the write-off of unamortized debt issue costs. As of June 30, 2004, the Company has placed $140.9 million in escrow in order to fund the redemption of the senior notes in accordance with the provisions of the new credit facility. These funds are included in "Restricted cash" in the consolidated balance sheet at June 30, 2004 and the senior notes are classified as "Current maturities of long-term debt" in the consolidated balance sheet.

        Long-term debt consists of the following (in millions):

	Interest Rate	Maturity	June 30, 2004	December 31, 2003
ALLETE Auto intercompany debt	2.1%	On demand	$—	$86.5
ALLETE Auto debt arrangement	Prime + 1%	06/01/2006	—	3.8
ADESA $175.0 line of credit with ALLETE Auto	CP Rate + 0.6%	12/31/2004	—	31.8
AFC $125.0 line of credit with ALLETE Auto	CP Rate + 0.6%	12/31/2004	—	14.0

Total intercompany debt			—	136.1
Senior notes, Series A	7.7%	06/01/2006	90.0	90.0
Senior notes, Series B	8.1%	03/30/2010	35.0	35.0
Term Loan A	LIBOR + 2.25%	06/21/2009	175.0	—
Term Loan B	LIBOR + 2.50%	06/21/2010	100.0	—
Tracy, CA note payable	Variable	07/30/2006	—	45.0
Cornerstone Funding note payable	CP Rate + 1.02%	04/01/2005	—	28.4
Atlanta capital lease obligation	5.0%	12/01/2013	34.5	34.5
Other, secured by property	Various	Various	0.2	1.9
Senior subordinated notes	7 5/8%	06/15/2012	125.0	—

Total third party debt			559.7	234.8
Total debt			559.7	370.9
Less current portion of long-term debt			161.1	135.7

Long-term debt			$398.6	$235.2

Note 4—Stock-Based Compensation

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. Accordingly, we have not recognized compensation expense for employee stock options that have been granted.

        Concurrent with the pricing of the initial public offering, the Company granted options to purchase 2.9 million shares of ADESA common stock, with an exercise price of $24 per share, to officers and employees under the ADESA, Inc. 2004 Equity and Incentive Plan. A majority of the options vest in equal increments at June 15, 2005, 2006, and 2007. The remaining options vest in equal increments at December 31, 2004, 2005, and 2006. The options are exercisable for a period of 6 years from the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation, including options to purchase ALLETE common stock held by employees of ADESA. The ALLETE options will be converted into options to purchase ADESA common stock effective at the time of the proposed spin-off. At June 30, 2004, there were approximately 955,000 ALLETE options outstanding held by ADESA employees and directors with an average exercise price of $22.50. During the six months ended June 30, 2004, no additional ALLETE options were granted to ADESA employees. The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model, the attribution method. The Black-Scholes option-pricing model does not consider the non-traded nature of employee stock options, the lack of transferability or a vesting period. If the model took these items into consideration, the resulting estimate for fair value of the stock options could be different. These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share amounts)	2004	2003	2004	2003
Reported net income	$28.6	$34.1	$61.9	$61.2
Deduct: total stock option employee compensation expense, net of tax	(0.4)	(0.2)	(0.5)	(0.4)

Pro forma net income	$28.2	$33.9	$61.4	$60.8

Earnings per share:
Basic—as reported	$0.32	$0.38	$0.69	$0.69

Basic—pro forma	$0.31	$0.38	$0.69	$0.69

Diluted—as reported	$0.32	$0.38	$0.69	$0.69

Diluted—pro forma	$0.31	$0.38	$0.69	$0.69

        In the previous table, the expense for employee stock options granted is comprised of ALLETE options held by ADESA employees and ADESA options granted effective with the initial public offering of ADESA's common stock. The expense noted above for employee stock options granted, determined under SFAS 123, was calculated using the Black-Scholes option pricing model and the following assumptions for ADESA options granted in 2004 and ALLETE options granted in 2003:

Assumptions	ADESA 2004	ALLETE 2003
Risk-free interest rate	3.60%	3.10%
Expected life—years	4	5
Expected volatility	39.0%	25.2%
Dividend growth rate	1.25%	2.0%

        Concurrent with the pricing of the initial public offering, the Company also granted approximately 147,000 restricted stock units at the initial offering price of $24 per unit, representing approximately $3.5 million of unearned compensation. The restricted stock units vest after three years. As a result, compensation expense is being recognized over the three year vesting period.

Note 5—Derivatives

        In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. Both interest rate swap agreements contain amortizing provisions and mature in December 2006. The Company has designated its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models used widely in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. At June 30, 2004, the fair value of the interest rate swap agreements is an unrealized loss of $0.6 million and is recorded in "Accrued expenses" and "Other liabilities" on the consolidated balance sheet. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in other comprehensive income. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.

Note 6—Finance Receivables

        AFC sells the majority of U.S. dollar denominated finance receivables on a revolving basis to a wholly-owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes. AFC and the special purpose subsidiary amended their securitization agreement on June 15, 2004 concurrent with the completion of ADESA's initial public offering. The agreement expires in January 2005, subject to annual renewal and allows for the revolving sale to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The special purpose subsidiary had $425 million of committed liquidity at June 30, 2004. Receivables sold are not reported on the Company's consolidated balance sheets.

        At June 30, 2004 AFC managed total finance receivables of $599.3 million, of which $521.7 million had been sold to the special purpose subsidiary. The special purpose subsidiary then in turn sold loans, with recourse to the special purpose subsidiary, of $369.8 million to the bank conduit facility at June 30, 2004, leaving $229.5 million of gross finance receivables recorded on the Company's consolidated balance sheet at June 30, 2004.

        Receivables under management, sold, and retained were as follows (in millions):

Finance Receivables	June 30, 2004	December 31, 2003
Total receivables managed	$599.3	$533.1
Less: amounts sold	(369.8)	(333.8)

Receivables retained	229.5	199.3
Less: allowance for losses	(5.4)	(5.0)

Net finance receivables	$224.1	$194.3

        Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and the special purpose subsidiary must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and termination events tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA's new credit facility. AFC has historically performed better than the covenant thresholds set forth in the securitization agreement, and the Company is not aware of any changing circumstances that would put AFC or the Company in non-compliance with the covenants contained therein.

Note 7—Earnings Per Share

        The following table sets forth the computation of earnings per share (in millions except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income from continuing operations	$32.6	$34.1	$65.9	$60.7
(Loss) income from discontinued operations, net of income taxes	(4.0)	—	(4.0)	0.5

Net income	$28.6	$34.1	$61.9	$61.2

Weighted average common shares outstanding	89.64	88.60	89.12	88.60
Effect of dilutive stock options and restricted stock awards	0.06	—	0.03	—

Weighted average common shares outstanding and assumed conversions	89.70	88.60	89.15	88.60

Earnings per share—basic
Income from continuing operations	$0.36	$0.38	$0.74	$0.69
(Loss) income from discontinued operations, net of income taxes	(0.04)	—	(0.05)	—

Net income	$0.32	$0.38	$0.69	$0.69

Earnings per share—diluted
Income from continuing operations	$0.36	$0.38	$0.74	$0.69
(Loss) income from discontinued operations, net of income taxes	(0.04)	—	(0.05)	—

Net income	$0.32	$0.38	$0.69	$0.69

        Total ADESA options outstanding at June 30, 2004 were 2.9 million. There were no ADESA options outstanding at June 30, 2003. The calculation of earnings per share-diluted for the three and six months ended June 30, 2004, includes all shares related to ADESA stock options outstanding, as the exercise price of these stock options was less than the average market value, resulting in a dilutive effect on earnings.

        On June 21, 2004, ADESA consummated its initial public offering of 6,250,000 shares of its common stock. The Company believes the presentation of pro forma earnings per share provides meaningful information due to the significant increase in share count as a result of the Company's initial public offering. The following table presents pro forma earnings per share giving effect to issuance of the 6,250,000 shares as of the beginning of each period presented (in millions except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Pro forma earnings per share—basic
Income from continuing operations	$0.34	$0.36	$0.69	$0.64
(Loss) income from discontinued operations, net of income taxes	(0.04)	—	(0.04)	0.01

Net income	$0.30	$0.36	$0.65	$0.65

Pro forma earnings per share—diluted
Income from continuing operations	$0.34	$0.36	$0.69	$0.64
(Loss) income from discontinued operations, net of income taxes	(0.04)	—	(0.04)	—

Net income	$0.30	$0.36	$0.65	$0.64

Reconciliation of pro forma weighted average shares outstanding to GAAP
GAAP weighted average shares—basic	89.64	88.60	89.12	88.60
Incremental shares issued in IPO	5.21	6.25	5.73	6.25

Pro forma weighted average shares—basic	94.85	94.85	94.85	94.85

GAAP weighted average shares—diluted	89.70	88.60	89.15	88.60
Incremental shares issued in IPO	5.21	6.25	5.73	6.25
Incremental dilutive options and restricted stock	0.13	0.19	0.16	0.19

Pro forma weighted average shares—diluted	95.04	95.04	95.04	95.04

Note 8—Comprehensive Income

        Comprehensive income is comprised of net income adjusted for changes in foreign currency translation and unrealized gains or losses on interest rate swap contracts designated and qualifying as cash flow hedges. For the second quarter 2004 and 2003, comprehensive income was $24.5 million and $52.0 million, respectively. Comprehensive income for the six months ended June 30, 2004 and 2003 was $55.4 million and $92.1 million, respectively. The decrease in comprehensive income was primarily due to foreign currency translation losses in 2004 compared to gains in 2003.

Note 9—Segment Information

        SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires reporting of segment information that is consistent with the manner in which management operates and views the Company. The Company operates in two business segments: auction and related services and dealer financing. These reportable segments offer different services and are managed separately based on the fundamental differences in their operations. The holding company is maintained separately from the two segments and includes selling general and administrative expenses associated with being a public company; such as salaries, benefits, and travel costs for a full management team, board of directors' fees, investor relation costs, incremental insurance costs, incremental treasury costs, added personnel costs and legal, accounting, and risk management costs. Holding company interest includes the incremental interest incurred on the new debt structure.

        Financial information regarding the Company's reportable segments is set forth below (in millions):

	Auction and Related Services	Dealer Financing	Holding Company	Consolidated
Three Months Ended June 30, 2004
Operating revenues	$202.6	$28.4	$—	$231.0
Operating expenses
Cost of services	105.9	7.3	—	113.2
Selling, general and administrative	42.7	4.0	4.5	51.2
Depreciation and amortization	7.7	1.2	—	8.9

Total operating expenses	156.3	12.5	4.5	173.3

Operating profit	46.3	15.9	(4.5)	57.7
Interest expense	3.8	—	0.9	4.7
Other (income) expense	(0.8)	0.2	—	(0.6)

Income from continuing operations before income taxes	43.3	15.7	(5.4)	53.6
Income taxes	16.8	6.3	(2.1)	21.0

Income from continuing operations	$26.5	$9.4	$(3.3)	$32.6

Assets	$1,505.0	$311.6	$279.0	$2,095.6

Three Months Ended June 30, 2003
Operating revenues	$211.4	$26.7	$—	$238.1
Operating expenses
Cost of services	113.9	6.7	—	120.6
Selling, general and administrative	46.1	3.7	—	49.8
Depreciation and amortization	7.8	1.2	—	9.0

Total operating expenses	167.8	11.6	—	179.4

Operating profit	43.6	15.1	—	58.7
Interest expense	3.4	0.1	—	3.5
Other (income) expense	(1.7)	—	—	(1.7)

Income from continuing operations before income taxes	41.9	15.0	—	56.9
Income taxes	16.9	5.9	—	22.8

Income from continuing operations	$25.0	$9.1	$—	$34.1

Assets	$1,451.4	$294.1	$—	$1,745.5

	Auction and Related Services	Dealer Financing	Holding Company	Consolidated
Six Months Ended June 30, 2004
Operating revenues	$421.0	$57.3	$—	$478.3
Operating expenses
Cost of services	221.5	13.6	—	235.1
Selling, general and administrative	92.6	8.8	7.9	109.3
Depreciation and amortization	15.8	2.3	—	18.1

Total operating expenses	329.9	24.7	7.9	362.5

Operating profit	91.1	32.6	(7.9)	115.8
Interest expense	7.8	—	0.9	8.7
Other (income) expense	(1.6)	0.2	—	(1.4)

Income from continuing operations before income taxes	84.9	32.4	(8.8)	108.5
Income taxes	33.0	13.0	(3.4)	42.6

Income from continuing operations	$51.9	$19.4	$(5.4)	$65.9

Assets	$1,505.0	$311.6	$279.0	$2,095.6

Six Months Ended June 30, 2003
Operating revenues	$417.0	$52.6	$—	$469.6
Operating expenses
Cost of services	229.8	13.2	—	243.0
Selling, general and administrative	94.9	7.7	—	102.6
Depreciation and amortization	14.7	2.3	—	17.0

Total operating expenses	339.4	23.2	—	362.6

Operating profit	77.6	29.4	—	107.0
Interest expense	7.8	0.3	—	8.1
Other (income) expense	(2.1)	—	—	(2.1)

Income from continuing operations before income taxes	71.9	29.1	—	101.0
Income taxes	28.9	11.4	—	40.3

Income from continuing operations	$43.0	$17.7	$—	$60.7

Assets	$1,451.4	$294.1	$—	$1,745.5

Geographic Information

        Most of the Company's operations outside the United States are in Canada. Information regarding the geographic areas of the Company's operations is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
U.S	$187.6	$190.3	$389.0	$383.6
Foreign	43.4	47.8	89.3	86.0

	$231.0	$238.1	$478.3	$469.6

	June 30, 2004	December 31, 2003
Long-lived assets:
U.S	$946.5	$985.6
Foreign	169.9	144.0

	$1,116.4	$1,129.6

Note 10—Discontinued Operations

        In February 2003, ADESA approved a plan to discontinue the operations of its vehicle import business. The financial results of the vehicle import business have been accounted for as discontinued operations. Net income from discontinued operations for the first half of 2003 was $0.5 million as a result of a litigation settlement in the discontinued vehicle transport business offset by exit charges incurred related to our vehicle import business. Net loss from discontinued operations in 2004 includes a $6.6 million pre-tax charge related to a jury award in a suit filed by a former employee of the Company's vehicle import business. The Company intends to appeal the jury award, seeking reversal of the verdict or a new trial.

        At June 30, 2004 and December 31, 2003, there were $0 million and $0.1 million in assets and $6.3 million and $0 million, respectively, in liabilities related to discontinued operations. Liabilities at June 30, 2004 represent the accrual of the jury award.

        The following summarizes financial information for discontinued operations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$—	$—	$—	$2.0
(Loss) gain from discontinued operations before income taxes	$(6.6)	$—	$(6.6)	$0.7
Net (loss) gain from discontinued operations	$(4.0)	$—	$(4.0)	$0.5
Net (loss) gain per share from discontinued operations—basic and diluted	$(0.04)	$—	$(0.05)	$—

Note 11—Contingencies

        The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business resulting from litigation, claims, and other commitments and a variety of environmental laws and regulations. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for environmental liabilities are included in other liabilities at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company's operating results in that period.

        The Company stores a significant number of vehicles owned by various customers and consigned to the Company to be auctioned. The Company is contingently liable for each consigned vehicle until the eventual sale or other disposition except for damage related to severe weather conditions, natural disasters or other factors outside of the Company's control. Loss is possible; however, at this time management cannot estimate a range of amounts of loss that could occur. Individual stop loss and aggregate insurance coverage is maintained on the consigned vehicles. These vehicles are consigned to the Company and are therefore not included in the consolidated balance sheets.

        In the normal course of business, the Company also enters into various other guarantees and indemnities in its relationships with suppliers, service providers, customers and others. These guarantees and indemnifications do not materially impact the Company's financial condition or results of operations, but indemnifications associated with the Company's actions generally have no dollar limitations and currently cannot be quantified.

        The Company has accrued, as appropriate, for environmental clean-up costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in "Other liabilities" were $3.4 million and $2.9 million at June 30, 2004 and December 31, 2003, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

        From time to time, the Company is involved in lawsuits and other legal or governmental matters arising in the ordinary course of business. Management does not expect any potential loss to be material to the Company's consolidated financial position, results of operations, or cash flows except as discussed in the description of legal proceedings in Part II, Item 1 ("Legal Proceedings") of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

Forward-Looking Statements

        The following discussion may contain forward-looking statements that are subject to certain risks, trends, and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including but not limited to expectations, estimates, assumptions and projections regarding the industry, business, future operating results, and anticipated cash requirements) may be forward-looking statements. Actual results could differ materially from the results projected, expressed or implied by these forward-looking statements. The statements are based on assumptions about important factors, many of which are outside the Company's control, including general business conditions; market trends and competition, industry growth, any business development activities, including acquisitions; economic conditions; litigation developments and the risk factors and other risks described in the Company's Registration Statement on Form S-1. As such, they involve risks, some of which are not currently known to the Company that could cause actual results to differ materially. The Company does not undertake to update its forward-looking statements.

        The Company's future growth depends on a variety of factors, including its ability to increase volumes relative to its competition, acquire additional auctions, manage expansion, control costs in its operations, introduce modest fee increases and new services, consolidate future auction acquisitions into existing operations and retain its executive officers and key employees. In addition, the Company's substantial indebtedness will require it to use a portion of its operating cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion and ongoing capital expenditures. Accordingly, the Company cannot predict whether its growth strategy will be successful. The Company cannot predict what portion of overall sales will be conducted through on-line auctions or other redistribution methods in the future and what impact this may have on its auction facilities.

        The interim financial statements included in this Form 10-Q and the following discussion and analysis should be read in conjunction with the historical financial statements, related notes thereto, and other financial information included in the prospectus relating to the initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for the three fiscal years ended December 31, 2003.

Overview

        ADESA is a leading, national provider of wholesale vehicle auction and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. The Company facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, ADESA generally does not take title to or ownership of the vehicles sold at the Company's auctions. The Company generally earns fees from both the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

        ADESA is the second largest used vehicle auction network in North America, based upon the number of used vehicles passing through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. Through its wholly-owned subsidiary, AFC, the Company also provides short-term inventory-secured financing, known as floorplan financing, to used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities. The Company operates a network of 53 used vehicle auctions, 28 salvage auctions and 80 AFC loan production offices. For the quarter and six months ended June 30, 2004, revenues were $231.0 million and $478.3 million, respectively, and net income was $28.6 million and $61.9 million, respectively.

Critical Accounting Policies and Use of Estimates

        It is important to understand ADESA's accounting policies in order to understand its financial statements. In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of operations and financial condition of the Company include: uncollectible receivables and allowance for credit losses and doubtful accounts, impairment of goodwill and long-lived assets, self-insurance programs and contingencies.

        ADESA continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. ADESA's most significant accounting polices are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the prospectus relating to the Company's initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for the three fiscal years ended December 31, 2003.

Seasonality

        Generally, the volume of vehicles sold at the Company's auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter volume of vehicles sold is generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from institutional customers, holidays, and the seasonality of the retail market for used vehicles, which affect the demand side of the auction industry. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The Company's earnings are generally highest in the second calendar quarter followed by the third calendar quarter. Although volume is typically higher in the first calendar quarter than the third calendar quarter, earnings are generally lower due to additional costs associated with winter weather. The fourth calendar quarter typically has the lowest earnings as a result of the lower volume and additional costs associated with the holidays and winter weather.

Results of Operations

        The following table sets forth operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Operations Data:
	2004	2003	2004	2003
Auction and related services revenue	87.7%	88.8%	88.0%	88.8%
Dealer financing revenue	12.3%	11.2%	12.0%	11.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of services	49.0%	50.6%	49.1%	51.7%
Selling, general and administrative	22.2%	20.9%	22.9%	21.9%
Depreciation and amortization	3.8%	3.8%	3.8%	3.6%

Operating profit	25.0%	24.7%	24.2%	22.8%

        The majority of the Company's revenue is derived from auction fees and related services at its auction facilities and dealer financing services at AFC. AFC's net revenue consists of interest and fee income and the gain on sale of finance receivables less provisions for credit losses. This net presentation of AFC's revenues is customary for finance companies. Operating expenses for the Company consist of cost of services, selling, general and administrative expenses and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities and maintenance. Selling, general and administrative expenses are composed of indirect payroll and related costs, sales and marketing, information technology services and professional fees.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Summary

        Operating revenue decreased $7.1 million, or 3%, to $231.0 million for the quarter ended June 30, 2004, compared with $238.1 million for the quarter ended June 30, 2003. Operating revenue for auction and related services decreased 4% to $202.6 million for the quarter ended June 30, 2004, partially offset by a 6% increase in dealer financing revenue to $28.4 million as compared with $26.7 million for the same period in 2003. Operating profit for the second quarter of 2004 was 25.0% of revenue, an increase from 24.7% in the second quarter of 2003 despite incremental corporate expenses of $2.8 million and non-recurring transaction-related costs of $1.4 million, both incurred in the second quarter of 2004. Income from continuing operations was $32.6 million in the second quarter of 2004 compared with $34.1 million for the same period in 2003, representing a 4% decrease primarily as a result of incremental corporate expenses and non-recurring transaction-related costs.

Operating Revenue

Auction and Related Services

	Quarter Ended June 30,
(In millions except volumes and per vehicle amounts)	2004	2003	Growth
Auction and related services revenue	$202.6	$211.4	(4)%
Vehicles sold
Used	444,588	471,363	(6)%
Salvage	50,059	49,291	2%

Total vehicles sold	494,647	520,654	(5)%

Used vehicle conversion percentage	61.7%	61.1%
Revenue per vehicle sold	$410	$406	1%

        Revenue for auction and related services decreased $8.8 million, or 4%, to $202.6 million for the quarter ended June 30, 2004 compared with $211.4 million for the same period in 2003. Total auction vehicles sold decreased 5% for the three months ended June 30, 2004 resulting in a $10.6 million decrease in auction and related services revenue compared with the period ended June 30, 2003. Growth in revenue per vehicle sold of 1% and fluctuations in the Canadian exchange rate increased auction and related services revenue. Fluctuations in the Canadian exchange rate increased revenue $1.2 million, or less than 1%, for the quarter end June 30, 2004 compared with the same period in 2003.

        The number of used vehicles sold decreased 6% in the second quarter of 2004 compared with the second quarter of 2003. The anticipated industry-wide decline in off-lease vehicles available for sale at auctions continued during the second quarter and is expected to continue for the remainder of 2004.

The impact of the decline in off-lease vehicles and a decline in repossessed vehicles was partially offset by an increase in dealer vehicles sold. The Company anticipates that the decline in repossessed vehicles will continue during the second half of the year. The majority of the expected decline in volume during the second half of 2004 compared with the second half of 2003 is expected occur in the third quarter. Despite the decline in institutional vehicles available for sale, selective increases in fees offset the decrease in demand for ancillary services in the quarter, thereby increasing revenue per vehicle sold. The Company is continuing its initiatives to grow revenues and increase revenue per vehicle sold through volume growth, selective fee increases and increased penetration of existing services.

        The increase in demand for dealer vehicles and a stronger used vehicle market contributed to an increase in the used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company's used vehicle auctions. The used vehicle conversion percentage increased to 61.7% in the second quarter of 2004 from 61.1% in same period in 2003. Vehicles sold increased 2% at the Company's salvage auction facilities, driven by an overall increase in the U.S. salvage market.

        ADESA anticipates that its mix of business in the remainder of 2004 will continue to reflect a higher percentage of dealer vehicles sold than in the comparable periods in 2003. Dealer vehicles typically contribute less revenue per vehicle than institutional vehicles as dealer sellers generally purchase less ancillary services than do institutional sellers. As a result, the anticipated shift in the Company's revenue mix could limit the Company's ability to grow revenues or could result in a decline in auction and related services revenue in the next few quarters. However, costs associated with dealer sellers are also lower. The projected increase in dealer vehicles sold should offset some of the projected decrease in off-lease and repossessed vehicles sold. The Company is confident that auction industry sales volumes, as a whole, will continue to grow over the long term despite the anticipated temporary decline in institutional vehicles sold in 2004 which will likely continue into 2005. ADESA expects that it can outpace the industry growth over the long term based upon its competitive position in the market and its growth initiatives aimed at increasing market share by growing same store sales, entering new markets, and expanding its offering of on-line services.

Dealer Financing

	Quarter Ended June 30,
(In millions except volumes and per loan amounts)	2004	2003	Growth
Dealer financing revenue
Gain on sale of finance receivables	$15.0	$14.8
Interest and fee income	13.2	11.8
Other revenue	0.6	0.4
Provision for credit losses	(0.4)	(0.3)

Total dealer financing revenue	$28.4	$26.7	6%

Loan transactions	272,533	240,918	13%
Revenue per loan transaction	$104	$111	(6)%

        Dealer financing revenue increased $1.7 million, or 6%, in the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003. The increase in dealer financing revenue was driven by a 13% increase in the number of loan transactions for the second quarter of 2004 compared with the same period in 2003. Increases in loan transactions were a result of an increase in the number of active dealers combined with an increase in floorplan utilization by the existing dealer base. The Company expects similar growth in loan transactions in the second half of 2004 compared to the second half of 2003.

        Revenue per loan transaction decreased $7 primarily due to higher fair value adjustments of $1.3 million inherent in the calculation of the gain on sale of finance receivables due to the growth in managed receivables sold and the receivables that come back on the balance sheet of the special purpose subsidiary from the bank conduit facility (for further discussion of AFC's securitization arrangements, see "Off-balance Sheet Arrangements" in the "Liquidity" section below). These fair value adjustments resulted in a decrease in the gain on sale of finance receivables for the quarter ended June 30, 2004.

Cost of Services

        Cost of services (excluding depreciation and amortization) decreased $7.4 million, or 6% for the three months ended June 30, 2004 compared with the same period in 2003. The decrease in vehicles sold during the second quarter of 2004 contributed to a decrease in the cost of services of $5.7 million, or 5%, compared with the second quarter of 2003. The used vehicle market shift from institutional vehicles to dealer vehicles (fewer ancillary services are utilized by dealer sellers) and management cost controls contributed to the remaining decrease in cost of services in the quarter.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $1.4 million, or 3%, for the quarter ended June 30, 2004 compared with the same period in 2003, primarily due to incremental expenses associated with the June 2004 transactions (initial public offering, notes offering and new credit facility) and the anticipated separation from ALLETE. Selling, general and administrative expenses for the second quarter of 2004 include approximately $2.8 million of incremental corporate expenses to support ADESA as a stand-alone public company and $1.4 million of non-recurring transaction-related costs. Incremental corporate expenses consist of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support a stand-alone public company. Transaction-related costs consist primarily of legal and professional fees associated with the initial public offering and anticipated separation from ALLETE. The increase in selling, general and administrative expenses from transaction-related costs in the second quarter of 2004 was partially offset by a $1.3 million decrease in benefits-related costs, compared to the same period in 2003.

Depreciation and Amortization

        Depreciation and amortization totaled $8.9 million for the three months ended June 30, 2004 and was generally consistent with $9.0 million reported for the three months ended June 30, 2003.

Operating Profit

        Operating profit decreased $1.0 million, or 2%, for the three months ended June 30, 2004 compared with the same period in 2003 primarily as a result of incremental corporate expenses incurred to support ADESA as a stand-alone public company and non-recurring transaction-related costs incurred in the second quarter of 2004. As a percentage of revenue, operating profit increased to 25.0% in the second quarter of 2004 compared with 24.7% in the second quarter of 2003. The mix shift from institutional to dealer vehicles combined with management cost controls contributed to the improvement in operating profit margin. The Company is actively engaged in a program to increase operating efficiency and reduce costs while improving its competitive position.

Interest Expense

        Interest expense increased $1.2 million, or 34%, for the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003, since the Company is carrying additional debt related to its recapitalization associated with the notes offering and new credit facility. The proceeds from the initial public offering, notes offering and $275 million of borrowings on the Company's new credit facility were used to repay all previous related and third party debt in the second quarter of 2004, with the exception of the $90 million senior notes due in 2006, the $35 million senior notes due in 2010, and a $34.5 million capital lease. Funds for repayment of both series of senior notes and related interest and prepayment expenses were placed in escrow and will be released upon the redemption of the senior notes on August 11, 2004.

Provision for Income Taxes

        The effective income tax rate on income from continuing operations was 39.2% for the quarter ended June 30, 2004, consistent with an effective rate of 40.1% for the quarter ended June 30, 2003.

Discontinued Operations

        In February 2003, ADESA approved a plan to discontinue the operations of its vehicle import business. The financial results of the vehicle import business have been accounted for as discontinued operations. Net loss from discontinued operations in 2004 includes a $6.6 million pre-tax charge, $4.0 million net of tax, related to a jury award in a suit filed by a former employee of the Company's vehicle import business. The Company intends to appeal the jury award, seeking reversal of the verdict or a new trial.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Summary

        Operating revenue increased $8.7 million, or 2%, to $478.3 million for the six months ended June 30, 2004, compared with $469.6 million for the six months ended June 30, 2003. Operating revenue for auction and related services and dealer financing increased 1% and 9%, respectively, to $421.0 million and $57.3 million for the six months ended June 30, 2004 compared with $417.0 million and $52.6 million, respectively, for the same period in 2003. The impact of fluctuations in the Canadian exchange rate increased total revenue by $6.6 million. Operating profit for the first six months of 2004 was 24.2% of revenue, an increase from 22.8% in the first six months of 2003 despite incremental corporate costs to support ADESA as a stand-alone public company of $4.3 million and non-recurring transaction-related costs of $2.6 million, both incurred in the first half of 2004. ADESA reported income from continuing operations of $65.9 million for the six months ended June 30, 2004, compared with income from continuing operations of $60.7 million for the six months ended June 30, 2003, representing a 9% increase.

Operating Revenue

Auction and Related Services

	Six Months Ended June 30,
(In millions except volumes and per vehicle amounts)	2004	2003	Growth
Auction and related services revenue	$421.0	$417.0	1%
Vehicles sold
Used	925,906	933,027	(1)%
Salvage	107,507	98,449	9%

Total vehicles sold	1,033,413	1,031,476	0%

Used vehicle conversion percentage	65.0%	61.8%
Revenue per vehicle sold	$407	$404	1%

        Revenue for auction and related services increased $4.0 million, or 1%, to $421.0 million for the six months ended June 30, 2004 compared with $417.0 million for the same period in 2003. Total vehicles sold were flat comparing the six months ended June 30, 2004 and 2003. Fluctuations in the Canadian exchange rate increased auction and related services revenue by $6.4 million, or 2%, for the six months ended June 30, 2004 compared with the same period in 2003.

        The number of used vehicles sold decreased 1% in the first half of 2004 compared with the first half of 2003. The decrease in used vehicles sold in 2004 compared with 2003 is mainly attributable to fewer off-lease vehicles and vehicles repossessed by the Company's customers available for redistribution, and was partially offset by an increase in dealer vehicles sold. The increase in dealer vehicle demand contributed to an increase in the number of vehicles sold as a percentage of the number of vehicles entered for sale at used vehicle auctions. The used vehicle conversion percentage increased to 65.0% for the first six months of 2004 from 61.8% in same period in 2003, driven by an unusually high first quarter 2004 conversion percentage of 68.4% compared to 62.4% in 2003.

        Revenue per vehicle sold grew 1% in the first half of 2004 compared with the first half of 2003. Revenue per vehicle sold grew only slightly due to the shift in the mix of business as more dealer vehicles were sold as a percentage of the total vehicles sold in 2004 compared with 2003. Dealer vehicles contribute less revenue per vehicle than institutional vehicles as institutional sellers generally purchase more ancillary services. The market shift from institutional vehicles to dealer vehicles resulted in a decrease in ancillary services for logistics and reconditioning, which decreased revenue by approximately $3.1 million for the six months ended June 30, 2004 compared with the same period in 2003. The decline in ancillary services and reconditioning was partially offset by selective fee increases and a 9% increase in vehicles sold at the Company's salvage auction facilities, driven by an overall increase in the U.S. salvage market. Same store vehicles sold at the Company's salvage auctions increased 9% in the first half of 2004 compared to the first half of 2003.

Dealer Financing

	Six Months Ended June 30,
(In millions except volumes and per loan amounts)	2004	2003	Growth
Dealer financing revenue
Gain on sale of finance receivables	$30.9	$30.0
Interest and fee income	26.4	22.9
Other revenue	1.1	1.1
Provision for credit losses	(1.1)	(1.4)

Total dealer financing revenue	$57.3	$52.6	9%

Loan transactions	535,579	474,370	13%
Revenue per loan transaction	$107	$111	(4)%

        Dealer financing revenue increased $4.7 million, or 9%, for the six months ended June 30, 2004 compared with the six months ended June 30, 2003. The increase in dealer financing revenue was driven by a 13% increase in loan transactions for the first half of 2004 compared with the same period in 2003. Increases in loan transactions were a result of an increase in the number of active dealers combined with an increase in floorplan utilization by the existing dealer base.

        Revenue per loan transaction decreased $4 primarily due to higher fair value adjustments of $1.9 million inherent in the calculation of the gain on sale of finance receivables due to the growth in managed receivables sold and the receivables that come back on the balance sheet of the special purpose subsidiary from the bank conduit facility (for further discussion of AFC's securitization arrangements, see "Off-balance Sheet Arrangements" in the "Liquidity" section below). These fair value adjustments resulted in a decrease in the gain on sale of finance receivables for the six months ended June 30, 2004.

Cost of Services

        Cost of services (excluding depreciation and amortization) decreased $7.9 million, or 3% for the six months ended June 30, 2004 compared with the same period in 2003. The impact of the used vehicle market mix shift towards more dealer vehicles (fewer ancillary services are utilized by dealer sellers), higher average used vehicle conversion rates and management cost controls resulted in a decrease in cost of services of approximately $11.9 million, or 5%, for the first six months of 2004 compared with the first six months of 2003.

        The favorable impact on cost of services was partially offset by the impact of fluctuations in the Canadian exchange rate and increased costs as a result of the growth in loan transactions from the dealer financing segment. Fluctuations in the Canadian exchange rate increased cost of services approximately $3.2 million in the first half of 2004 compared with the first half of 2003.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $6.7 million, or 7%, for the six months ended June 30, 2004 compared with the same period in 2003, primarily due to incremental expenses associated with the June 2004 transactions (initial public offering, notes offering and new credit facility) and the anticipated separation from ALLETE. Selling, general and administrative expenses for the first half of 2004 include approximately $2.6 million of non-recurring transaction-related costs and $4.3 million of incremental corporate expenses to support ADESA as a stand-alone public company. Transaction-related costs consist primarily of legal and professional fees associated with the initial public offering and anticipated separation from ALLETE. Incremental corporate expenses consist of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support a stand-alone public company.

Depreciation and Amortization

        Depreciation and amortization expense increased $1.1 million, or 7%, in the first half of 2004 compared with the same period in 2003, primarily due to increased depreciation expense associated with owning certain auction facilities previously leased and the addition of new facilities.

Operating Profit

        Operating profit increased $8.8 million, or 8%, for the six months ended June 30, 2004 compared with the same period in 2003. As a percentage of revenue, operating profit increased to 24.2% in the first half of 2004 compared with 22.8% in the first half of 2003 despite increased selling, general and administrative expenses from incremental corporate costs to support ADESA as a stand-alone public company and non-recurring transaction-related costs incurred in the first half of 2004. The mix shift from institutional to dealer vehicles combined with higher average conversion rates and management cost controls contributed to the improvement in operating profit margin in the first half of 2004.

Interest Expense

        Interest expense increased $0.6 million, or 7%, in the six months ended June 30, 2004 compared with the same period in 2003, as the Company is carrying additional debt related to its recapitalization associated with the notes offering and new credit facility. In the second half of 2004, the Company expects to incur additional interest expense, incremental to the expense incurred in 2003, of approximately $10 million as a result of the additional debt related to its recapitalization.

Provision for Income Taxes

        The effective income tax rate was 39.3% for the six months ended June 30, 2004, consistent with an effective rate of 39.9% for the six months ended June 30, 2003.

Discontinued Operations

        In February 2003, ADESA approved a plan to discontinue the operations of its vehicle import business. The financial results of the vehicle import business have been accounted for as discontinued operations. Net loss from discontinued operations for the first six months of 2004 includes a $6.6 million pre-tax charge, $4.0 million net of tax, related to a jury award in a suit filed by a former employee of the Company's vehicle import business. The Company intends to appeal the jury award, seeking reversal of the verdict or a new trial. Net income from discontinued operations for the first half of 2003 was $0.5 million as a result of a litigation settlement in the Company's discontinued vehicle transport business offset by exit charges incurred related to ADESA's vehicle import business.

        The following summarizes financial information for the discontinued operations (in millions):

	Six Months Ended June 30,
	2004	2003
Operating revenues	$—	$2.0
(Loss) gain from discontinued operations before income taxes	$(6.6)	$0.7
Net (loss) gain from discontinued operations	$(4.0)	$0.5

LIQUIDITY AND CAPITAL RESOURCES

        On June 21, 2004, the Company completed its initial public offering of 6,250,000 shares of common stock, resulting in proceeds of $136.0 million, net of transaction costs of $14.0 million. The Company used the net proceeds from this offering, together with the net proceeds from the notes offering and $275.0 million borrowed under the Company's new credit facility, to repay $75.1 million of outstanding debt to unaffiliated third parties, to pay accrued interest and principal on the $100.0 million intercompany note representing a dividend paid to ALLETE, and to repay all of the Company's other outstanding intercompany debt owed to ALLETE and its subsidiaries totaling $105.0 million. The remaining net proceeds from the transactions will be used to repay the Company's two existing senior notes and for general corporate purposes, including the potential repurchase of the Company's common stock from certain ALLETE employee benefit plans after the consummation of the anticipated separation from ALLETE.

        The Company believes that the strongest indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its new credit facility.

(Dollars in millions)	June 30, 2004	December 31, 2003
Cash and cash equivalents	$275.0	$112.7
Restricted cash	$155.8	$3.4
Working capital	$314.4	$56.8
Amounts available under new credit facility	$239.0	NA
Current ratio	1.5:1	1.1:1

Working Capital

        A substantial amount of the Company's working capital is generated internally from payments for services provided. ADESA had historically funded short-term swings in working capital through lines of credit from ALLETE. On June 21, 2004, ADESA secured a $150 million revolving line of credit from which no amounts were drawn as of June 30, 2004. There were outstanding letters of credit totaling approximately $11 million at June 30, 2004, which reduce the available borrowings under the new credit facility. The Company expects the new credit facility to meet its current working capital needs and the needs of its subsidiaries. In addition, $100 million of the Company's term loan B facility was undrawn as of June 30, 2004.

        The majority of the Company's working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for services are received in person at each auction and loan production office. The auction and loan production offices normally receive checks in satisfaction of the receivables due from their customers and immediately deposit the funds at a financial institution. Most of the financial institutions place a temporary hold on the availability of the funds deposited that can range anywhere from one to five business days, resulting in cash in the Company's accounts and on its balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, the Company has increased the amount of funds that are available for immediate use and is actively working on initiatives that will continue to decrease the time between the deposit of and the availability of the collection receipts from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Since the majority of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the unavailable cash, the Company does not have the right to offset the cash and the outstanding checks on its balance sheet.

        On July 9, 2004, ADESA announced the redemption of all of its outstanding $125.0 million of senior unsecured notes outstanding consisting of its 7.7% senior notes, series A, due 2006 and its 8.1% senior notes, series B, due 2010. The redemptions are scheduled to occur on August 11, 2004. As of

June 30, 2004, the funds necessary to redeem the notes have been placed in escrow in accordance with the provisions of the new credit facility. The Company expects to recognize expenses associated with the redemption of approximately $14.0 million in the third quarter of 2004 consisting of early redemption premiums and the write-off of unamortized debt issue costs.

        AFC offers short-term inventory-secured financing, also known as floorplan financing, for dealers to purchase. Financing is provided for an average term of 30 to 45 days. AFC principally generates its funding through the sale of its U.S. dollar denominated receivables. For further discussion of AFC's securitization arrangements, see "Off-balance Sheet Arrangements" below.

Summary of Cash Flows

        The Company strives to improve cash flow from operations. ADESA's strategy includes growing its vehicle auction and dealer financing businesses both internally by expanding facilities, services and operations, and externally through acquisitions.

	Six Months Ended June 30,
(In millions)	2004	2003	Change
Net cash provided by (used for):
Operating activities	$83.0	$30.3	$52.7
Investing activities	4.4	(17.5)	21.9
Financing activities	76.2	22.2	54.0
Effect of exchange rate on cash	(1.3)	5.1	(6.4)

Net increase in cash and cash equivalents	$162.3	$40.1	$122.2

        Through the first six months of 2004, cash flow from operating activities was $83.0 million compared with $30.3 million for the same period in 2003. Operating cash flow was favorably impacted by an $82.9 million increase in accounts payable and accrued expenses offset by increases in finance and trade receivables totaling $27.5 million. The increase in accounts payable and receivables reflects an increase in vehicles sold at our auctions in the last week of June 2004 compared with the last week of June 2003. The greater volume of vehicles sold over the last few days of the period provides a shorter time frame to collect receivables and settle payables to sellers, thereby increasing the corresponding amounts carried on the balance sheet. The change in accounts payable was greater than the change in receivables as more dealer cars were sold at auction in June 2004 compared to June 2003. The settlement process with the sellers of dealer vehicles is longer than with institutional sellers due primarily to the titling process.

        Net cash provided by investing activities was $4.4 million for the first six months of 2004, compared with net cash used by investing activities of $17.5 million for the same period in 2003. This change was principally due to the timing of capital activities including the sale of excess land and assets totaling $9.8 million in the first half of 2004 and a $6.6 million decline in purchases of property and equipment for the first half of 2004 compared with the first half of 2003. For a discussion of the Company's capital expenditures, see "Capital Expenditures" below.

        Cash provided by financing activities was $76.2 million for the first six months of 2004, compared with $22.2 million for the same period in 2003. This change was principally due to $136 million of proceeds received from the initial public offering as well as $400 million of proceeds received from the issuance of debt, offset by the repayment of existing debt of $211.2 million, $152.4 million transferred into escrow (primarily for the redemption of the senior notes in the third quarter of 2004) and a $117.5 million of dividend payments to ALLETE.

Other Financial Data

        EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. Given the lack of comparable per share information for 2003 and 2004, the Company believes that EBITDA is a useful supplement and meaningful indicator of earnings performance to be used by its investors, financial analysts and others to analyze the Company's financial performance and results of operations over time. In addition, EBITDA is a useful supplement to net cash provided by operating activities to help investors understand the Company's ability to generate cash flows from operations that are available for taxes, debt service and capital expenditures. EBITDA is also used by the Company's creditors in assessing debt covenant compliance.

        While the Company believes that EBITDA is an important financial measure, it is not presented as an alternative to income from continuing operations or net income as indicators of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (GAAP). This measure may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA
	2004	2003	2004	2003
(In millions)
Income from continuing operations	$32.6	$34.1	$65.9	$60.7
Add back:
Income tax expense	21.0	22.8	42.6	40.3
Interest expense	4.7	3.5	8.7	8.1
Depreciation and amortization	8.9	9.0	18.1	17.0

EBITDA	$67.2	$69.4	$135.3	$126.1

        EBITDA for the three months ended June 30, 2004 includes incremental corporate expenses of $2.8 million and non-recurring transaction-related costs of $1.4 million. EBITDA for the six months ended June 30, 2004 includes incremental corporate expenses of $4.3 million and non-recurring transaction-related costs of $2.6 million. The Company expects to incur additional transaction-related and debt prepayment expenses of approximately $15 million in the second half of 2004. Additional incremental corporate expenses to support ADESA as a stand-alone public company of approximately $8 million are expected to be incurred in the second half of 2004.

        A reconciliation of net cash provided by operating activities, another comparable GAAP measure, to EBITDA for each of the fiscal periods indicated is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA
	2004	2003	2004	2003
(In millions)
Net cash provided by operating activities	$69.4	$49.0	$83.0	$30.3
Changes in operating assets and liabilities, net of acquisitions	(30.7)	(1.6)	2.5	57.9
Bad debt expense	(0.3)	(0.8)	(1.5)	(3.7)
Gain (loss) on disposal of assets	0.6	(0.1)	0.1	(0.2)
Interest expense	4.7	3.5	8.7	8.1
Income tax expense	21.0	22.8	42.6	40.3
Deferred income tax	(1.4)	(3.4)	(4.0)	(6.1)
Discontinued operations (net of taxes)	4.0	—	4.0	(0.5)
Compensation earned under restricted stock	(0.1)	—	(0.1)	—

EBITDA	$67.2	$69.4	$135.3	$126.1

Capital Expenditures

        Capital expenditures for the six months ended June 30, 2004 and the year ended December 31, 2003 were $5.7 million and $26.9 million, respectively, and were funded primarily from internally generated funds. Planned capital expenditures for the remainder of 2004 are expected to total approximately $34 million. Capital expenditures are expected to total approximately $200 million for 2005 through 2009. Expected expenditures are attributed to expansions and ongoing improvements at existing vehicle auction facilities and improvements in information technology systems. Future capital expenditures could vary substantially if the Company is required to undertake corrective action or incur environmental costs in connection with any outstanding or future liabilities. ADESA may also pursue expansion opportunities, including the acquisition of other companies.

        In June 2003, the Company restructured its financial arrangements with respect to its facilities located in Tracy, California; Boston, Massachusetts; Charlotte, North Carolina; and Knoxville, Tennessee. These leased facilities were previously accounted for as operating leases. Non-cash capital expenditures for the first six months of 2003 included a total of $73.4 million for entering into a debt arrangement for the Tracy facility and the assumption of debt for the Boston, Charlotte and Knoxville facilities. The debt arrangements for these facilities were repaid in June 2004 with proceeds from the June 2004 transactions. In the second half of 2003, the Company entered into a $34.5 million capital lease for its new Atlanta facility which remains outstanding through 2013.

Contractual Obligations

        The following summarizes the Company's contractual cash obligations as of June 30, 2004 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Debt
Long-term debt	$125.2	$125.1	$0.1	$—	$—
Senior subordinated notes	125.0	—	—	—	125.0
Term loan facilities	275.0	36.0	72.0	72.0	95.0
Capital lease obligation	34.5	—	—	—	34.5
Operating leases	107.0	18.8	27.9	11.5	48.8

Total contractual cash obligations	$666.7	$179.9	$100.0	$83.5	$303.3

        The Company believes its sources of liquidity from its cash and cash equivalents on hand, cash provided by operating activities, proceeds from its initial public offering and notes offering, and availability under its new credit facility and term loan B are sufficient to meet its short and long-term operating needs. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company's capital requirements, debt service and working capital requirements for the next five years.

Off-Balance Sheet Arrangements

        AFC sells the majority of U.S. dollar denominated finance receivables on a revolving basis to a wholly-owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes. AFC and the special purpose subsidiary amended their securitization agreement on June 15, 2004. The agreement expires in January 2005, subject to annual renewal and allows for the revolving sale to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The special purpose subsidiary had $425 million of committed liquidity at June 30, 2004. Receivables sold are not reported on the Company's consolidated balance sheet.

        At June 30, 2004, AFC managed total finance receivables of $599.3 million, of which $521.7 million had been sold to the special purpose subsidiary. The special purpose subsidiary then in turn sold loans, with recourse to the special purpose subsidiary, of $369.8 million to the bank conduit facility at June 30, 2004 leaving $229.5 million of gross finance receivables recorded on the Company's consolidated balance sheet at June 30, 2004.

        Receivables under management, sold, and retained were as follows (in millions):

Finance Receivables	June 30, 2004	December 31, 2003
Total receivables managed	$599.3	$533.1
Less: amounts sold	(369.8)	(333.8)

Receivables retained	229.5	199.3
Less: allowance for losses	(5.4)	(5.0)

Net finance receivables	$224.1	$194.3

        Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and the special purpose subsidiary must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and termination events tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA's senior secured credit facility. AFC has historically performed better than the covenant thresholds set forth in the securitization agreement, and the Company is not aware of any changing circumstances that would put AFC or the Company in non-compliance with the covenants contained therein.

Stock-Based Compensation

        Concurrently with the initial public offering, non-qualified stock options covering a total of 2.9 million ADESA shares and restricted stock units covering a total of approximately 147,000 ADESA shares were issued. The restricted stock units vest after three years and are accounted for in conformity with SFAS No. 123, "Accounting for Stock Based Compensation." Effective with the initial public offering, the restricted stock units were valued at the initial public offering price of $24 per share. The fair market value of the granted units ($3.5 million) was recorded in "Additional paid-in capital" with the unearned compensation expense recorded as a reduction of stockholders' equity. The unearned compensation of $3.5 million will be recorded as compensation expense over the three year vesting period.

        The stock options have a six-year term and were granted at $24.00, the initial public offering price of the Company's common stock. A majority of the options vest in equal increments at June 15, 2005, 2006, and 2007. The remaining options vest in equal increments at December 31, 2004, 2005, and 2006. The stock option grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. Accordingly, the Company does not recognize expense for employee stock options that were granted. Using the Black-Scholes option pricing model and the assumptions of a risk-free interest rate of 3.60%, an expected life of four years, expected volatility of 39%, and a dividend growth rate of 1.25% results in pro forma stock compensation expense, net of tax, of $4.0 million for the six months ended December 31, 2004.

        All options to purchase ALLETE common stock held by the employees and directors of ADESA will be converted to options to purchase ADESA common stock effective as of the consummation of the anticipated separation from ALLETE. The number of shares of ADESA common stock subject to the converted option will be equal to the number of shares of ALLETE common stock subject to the original option multiplied by an ADESA option ratio (discussed below) and the per share exercise price of the converted option will be equal to the per share exercise price of the original option divided by the ADESA option ratio. The vesting and expiration of the adjusted option will be conditioned upon continuing employment with ADESA following the consummation of the anticipated separation from ALLETE, or in the case of our directors, continued service on the Company's board of directors. This method of adjustment is intended to preserve both the aggregate intrinsic value of each option and the ratio of the exercise price to the market price of the shares. The ADESA option ratio will be based upon the ratio of the fair market value of ALLETE stock prior to the separation to the fair market value of ADESA stock following the separation from ALLETE. With respect to any director who will terminate service on the ALLETE board of directors and commence service on the Company's board of directors prior to the separation from ALLETE, service on the Company's board of directors will be treated as service on the ALLETE board of directors for purposes of vesting and exercisability of any outstanding options.

        At June 30, 2004, ALLETE options outstanding held by ADESA employees and directors consisted of approximately 70,000 options with an exercise price of $13.69 to $17.13, 864,000 options with an exercise price of $20.51 to $26.08, and 21,000 options with an exercise price of $27.95 to $30.50. At June 30, 2004, all of the options with exercise prices of $13.69 to $17.13 and $27.95 to $30.50 were exercisable at average prices of $16.18 and $28.80, respectively. Of the options with an exercise price of $20.51 to $26.08, 655,000 options were exercisable on June 30, 2004 at an average price of $23.57.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

        The Company's foreign currency exposure is limited to the conversion of operating results of its Canadian and, to a much lesser extent, Mexican subsidiaries. The Company has not entered into any foreign exchange contracts to hedge the conversion of its Canadian or Mexican operating results. As a result, the currency translation positively affected net income for the Canadian operations by approximately $0.8 million and $0.2 million for the three and six months ended June 30, 2004. Currency exposure of its Mexican operations, which began in 2002, is not material to the results of operations.

Interest Rates

        The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. Both interest rate swap agreements contain amortizing provisions and mature in December 2006. The Company has designated its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models used widely in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At June 30, 2004, the fair value of the interest rate swap agreements is an unrealized loss of $0.6 million and is recorded in "Accrued expenses" and "Other liabilities" on the consolidated balance sheet. In accordance with the provisions of SFAS 133, changes in the fair value of the interest rate swaps agreements designated as cash flow hedges are recorded in "Other comprehensive income." The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company's variable rate debt instruments to a hypothetical 100 basis point change in short-term interest rates for the three and six months ended June 30, 2004 would have resulted in an increase in interest expense of approximately $0.4 million and $1.0 million, respectively.

Item 4. Controls and Procedures

        An evaluation was carried out, under the supervision of and with the participation of the Company's management, including the Company's chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined by the Exchange Act rules 13(a)-15 and 15(d)-15) as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

        There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, handling or disposal of vehicles, environmental laws and regulations, and other routine litigation incidental to the business. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the financial condition, results of operations or cash flows. Material legal and regulatory proceedings are discussed below. Other contingencies are discussed in Note 11—Contingencies in the Notes to Consolidated Financial Statements.

        In late 2003, the staff of the Securities and Exchange Commission initiated an informal inquiry relating to ALLETE's internal audit function, internal financial reporting and the loan loss methodology at AFC. The Company has fully and voluntarily cooperated with the informal inquiry, and the SEC staff has not asserted that ADESA has acted improperly or illegally. Although the Company cannot predict the length, scope or results of the informal inquiry, based upon extensive review by ALLETE's Audit Committee with the assistance of independent counsel and the Company's independent auditors, management believes that the Company has acted appropriately and that this inquiry will not result in action that has a material adverse impact on the Company or its reported results of operations. The results of the review by the ALLETE Audit Committee and independent counsel were submitted to the SEC in late February 2004. The Company has had no further communication with the SEC on this matter.

ADESA Impact Taunton facility

        In December 2003, the Massachusetts Department of Environmental Protection (MDEP) identified the Company as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage auction facility. The wells had elevated levels of methyl tertiary butyl ether (MTBE). MTBE is an oxygenating additive in gasoline to reduce harmful emissions. The EPA has identified MTBE as a possible carcinogen. The Company has engaged GeoInsight, Inc. an environmental services firm, to conduct tests of the soil and groundwater at the salvage auction site.

        In December 2003, GeoInsight, Inc. collected soil samples, conducted groundwater tests and provided oversight for the installation of monitoring wells in various locations on and adjacent to the property adjoining the residential community. The results of the soil and water tests indicated levels of MTBE exceeding MDEP standards. In January 2004, GeoInsight, Inc. collected air samples from two residences that the Company identified as having elevated drinking water concentrations of MTBE. The Company has determined that inhalation of, or contact exposure to, this air poses minimal risk to human health. In response to its empirical findings, the Company proposed to MDEP that the Company install granular activated carbon filtration systems in the approximately 33 affected residences. The Company has installed filtration units in 32 of these residences.

        GeoInsight, Inc. prepared an immediate response action (IRA) plan, which is required by the MDEP, to determine the extent of the environmental impact and define activities to prevent further environmental contamination. The IRA Plan, which the Company filed on January 24, 2004, describes the initial activities the Company performed, and proposes additional measures that the Company will use to further assess the existence of any imminent hazard to human health. In addition, as required by the MDEP, the Company has conducted an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells. GeoInsight, Inc. does not believe that an imminent hazard condition exists at the salvage auction site; however, the investigation and assessment of site conditions are ongoing.

        The Company submitted an IRA status report to MDEP on March 30, 2004. Additionally, the Company is submitting bi-weekly status updates to MDEP. A comprehensive ground water sampling event and monthly residential sampling event for April were conducted during the week of April 26. The Company's representatives recently met with the Taunton City Council to propose that the Company extend municipal water services to an adjoining residential community at an approximate cost of $1 million and the Company expects to present a detailed engineering proposal to the city council in early August.

        The Company has an accrual of $1.2 million at June 30, 2004 with respect to the Taunton matter, including the estimated costs (as of June 30, 2004) associated with its proposal to extend the municipal water service. This amount is included in the $3.4 million liability accrued for environmental matters at June 30, 2004.

        In addition to the activity described above, the Company has received correspondence from an attorney representing residents of the adjoining residential community suggesting that the Company enter into discussions concerning property damage claims for diminution in value due to the MTBE release. Accordingly, there is a possibility that property damage litigation may be filed against the Company. Potential losses in these matters are not considered probable or cannot be reasonably estimated. Accordingly, the Company has not recorded accruals for these matters.

ADESA Importation Services, Inc. litigation

        On January 29, 2002, a former employee of ADESA Importation Services, Inc. ("AIS"), our wholly-owned subsidiary, filed suit against ADESA and AIS alleging breach of contract and breach of other oral agreements related to AIS's purchase of International Vehicle Importers, Inc. in December 2000. AIS filed a counterclaim against the former employee including allegations of a number of improper acts by the employee including breach of contract, breach of fiduciary duty and fraud. Pursuant to Michigan law, the case was originally evaluated by a three attorney panel. During the mandatory case evaluation process, the three attorney panel awarded the former employee damages of $153,000. At the same time, the panel awarded ADESA and AIS damages of $225,000 for its counterclaims. The former employee rejected the panel's decision resulting in a jury trial. On June 1, 2004, the jury awarded damages of $5.8 million to the former employee related to the allegation that ADESA breached oral agreements to provide funding to AIS. The jury found in favor of ADESA and AIS on three of its counterclaims including breach of contract, breach of fiduciary duty and fraud and awarded ADESA and AIS $69,000. The Company and AIS believe that they have valid grounds for appeal in this matter and intend to appeal the jury award, seeking reversal of the verdict or a new trial. Post-trial motions were filed with the trial court in July 2004.

        The Company discontinued the operations of AIS, its vehicle import business, in February 2003. The Company did not accrue an amount for this matter, based upon the finding of the attorney panel during the case evaluation. As a result of the jury trial verdict, $6.3 million was accrued ($5.8 million award plus accrued interest of $0.5 million) in the second quarter of 2004, in addition to related legal expenses of $0.3 million, as a loss from discontinued operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On June 21, 2004, the Company completed the initial public offering of its common stock and a registered public offering of its unsecured 7 5/8% senior subordinated notes due 2012 pursuant to a registration statement on Form S-1 (File No. 333-113499) that was declared effective by the Securities and Exchange Commission on June 15, 2004. A total of 6,250,000 shares of common stock at a price of $24.00 per share and $125 million in aggregate principal amount of senior subordinated notes were offered, each under a separate prospectus. The managing underwriters of the offering were UBS Securities LLC and Merrill Lynch, Pierce, Fenner, & Smith Incorporated. The aggregate gross proceeds of the shares offered and sold were $150.0 million. In connection with the initial public offering and notes offering, the Company provided $10.5 million and $2.8 million, respectively, in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the initial public offering and the notes offering (in millions):

Legal fees and expenses	$2.5
Printing expenses	0.6
Accounting fees and expenses	0.3
NYSE initial listing fees	0.3
Other miscellaneous expenses	0.3

Total	$4.0

        After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds of approximately $136.0 million and $121.7 million from its initial public offering and notes offering, respectively. The Company used the net proceeds from the initial public offering and the notes offering, together with the $275.0 million borrowed under the Company's new credit facility, to repay $75.1 million of outstanding debt to unaffiliated third parties, to pay accrued interest and principal on the $100.0 million intercompany note representing a dividend paid to ALLETE and to repay all of the Company's other outstanding intercompany debt owed to ALLETE and its subsidiaries, totaling $105.0 million. The remaining net proceeds from the transactions will be used to repay the Company's two existing senior notes and for general corporate purposes, including the potential repurchase of the Company's common stock from certain ALLETE employee benefit plans after the consummation of the anticipated separation from ALLETE.

Item 4. Submission of Matters to a Vote of Security Holders

        On March 8, 2004, our sole stockholder, ALLETE Automotive Services, Inc., a Minnesota corporation and predecessor of ALLETE Automotive Services, LLC, a Minnesota limited liability company ("ALLETE Automotive"), acting by written consent in lieu of meeting, approved and adopted:

  •
  the ADESA, Inc. Restated Certificate of Incorporation, which, among other things, provided for an increase of our authorized capital stock to 500,000,000 shares of voting common stock, par value $.01 per share and 50,000,000 shares of preferred stock, par value $.01 per share.

        On April 21, 2004, our sole stockholder, ALLETE Automotive, acting by written consent in lieu of meeting, approved and adopted:

  •
  the ADESA, Inc. 2004 Equity and Incentive Plan, the purpose of which is to afford an incentive to our employees, consultants and independent contractors (including non-employee directors) to increase their efforts and to promote our business; and

  •
  the ADESA, Inc. Director Compensation Plan, under which each of our directors, including our lead director, receives shares of our common stock equal in value to $47,500.

        On May 11, 2004, our sole stockholder, ALLETE Automotive, acting by written consent in lieu of meeting, approved and adopted:

  •
  the ADESA, Inc. Employee Stock Purchase Plan, which is designed to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code and allows our employees to purchase shares of our common stock at a 5% discount from the fair market value on the date of purchase.

        On May 24, 2004, ALLETE Automotive, the sole stockholder of ADESA Corporation, an Indiana corporation, and the sole stockholder of ADESA, Inc., ("the Company"), acting by written consents in lieu of meetings on behalf of ADESA Corporation and the Company, respectively, approved and adopted:

  •
  the Agreement and Plan of Merger, by and between ADESA Corporation and the Company, whereby (i) ADESA Corporation merged with and into the Company, with the Company being the surviving corporation and (ii) as of the effective time of the merger, the Company had 88,600,000 shares of Common Stock outstanding.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits. The Exhibit Index is incorporated herein by reference.

  (b)
  Reports on Form 8-K.
  During the quarter for which this Report on Form 10-Q is filed, the Registrant did not file any current reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADESA, Inc. (Registrant)
Date: August 6, 2004	/s/ CAMERON C. HITCHCOCK Cameron C. Hitchcock Executive Vice President and Chief Financial Officer
Date: August 6, 2004	/s/ SCOTT A. ANDERSON Scott A. Anderson Controller

EXHIBITS

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 15, 2004, relating to the initial public offering of ADESA, Inc. common stock.
1.2	Underwriting Agreement, dated June 16, 2004, relating to the initial public offering of ADESA, Inc. Senior Subordinated Notes due 2012.
3.1	Restated Certificate of Incorporation of ADESA, Inc. (filed as Exhibit 3.1 to ADESA's June 11, 2004 S-1/A, File No. 333-113499 and incorporated by reference herein).
3.2	By-Laws of ADESA, Inc. (filed as Exhibit 3.2 to ADESA's June 11, 2004 S-1/A, File No. 333-113499 and incorporated by reference herein).
4.2	Indenture, dated June 21, 2004 between ADESA, Inc and LaSalle Bank National Association, as trustee.
10.1	Master Separation Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.
10.2	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.
10.3	Joint Aircraft Ownership and Management Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.
10.4	Employee and Director Matters Agreement between ALLETE, Inc. and ADESA, Inc., dated June 15, 2004.
10.5
Credit Agreement, dated June 21, 2004, among ADESA, Inc., as Borrower, the Guarantors party thereto, as Subsidiary Guarantors, the Lenders party thereto and UBS Securities LLC and Merrill Lynch & Co., as Joint Lead Arrangers and Co-Bookmanagers, Bank One, N.A., General Electric Capital Corporation, KeyBank National Association, SunTrust Bank and U.S. Bank National Association as Co-Documentation Agents, Merrill Lynch & Co., as Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance LLC, as Swingline Lender.
10.6
Second Amended and Restated Receivable Purchase Agreement, dated June 15, 2004 among AFC Funding Corporation as Seller, Automotive Finance Corporation as Servicer, Fairway Finance Company, LLC and such other entities from time to time as may become Purchasers thereunder, Harris Nesbitt Corp., as the Initial Agent and as Purchaser Agent for Fairway Finance Company, LLC and XL Capital Assurance Inc., as Insurer. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.]
10.7	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004, between AFC Funding Corporation and Automotive Finance Corporation.
10.8	International Swap Dealers Association, Inc. Master Agreement, dated June 21, 2004, Bank of America, N.A. and ADESA, Inc.

10.9
Amended and Restated Purchase and Sale Agreement dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation (filed as Exhibit 10(b) to ALLETE, Inc.'s August 5, 2002 Form 10-Q, File No. 001-03548 and incorporated by reference herein) [Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.]
10.10	Intentionally Omitted
10.11	Intentionally Omitted
10.12	Intentionally Omitted
10.13	Intentionally Omitted
10.14	ADESA, Inc. 2004 Equity and Incentive Plan (filed as Exhibit 10.14 to ADESA's June 11, 2004 S-1/A, File No. 333-113499 and incorporated by reference herein).
10.15	ADESA, Inc. Director Compensation Plan (filed as Exhibit 10.15 to ADESA's June 11, 2004 S-1/A, File No. 333-113499 and incorporated by reference herein).
10.16	ADESA, Inc. Director Compensation Deferral Plan (filed as Exhibit 10.16 to ADESA's June 11, 2004 S-1/A, File No. 333-113499 and incorporated by reference herein).
10.17	ADESA, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.17 to ADESA's June 11, 2004 S-1/A, File No. 333-113499 and incorporated by reference herein).
10.18	ADESA Corporation k/n/a ADESA, Inc. Supplemental Executive Retirement
10.19	First Amendment to ADESA Corporation k/n/a ADESA, Inc. Supplemental Executive Retirement Plan
10.20	Second Amendment to ADESA Corporation k/n/a ADESA, Inc. Supplemental Executive Retirement Plan
10.21	Third Amendment to ADESA Corporation k/n/a ADESA, Inc. Supplemental Executive Retirement Plan
10.22	Fourth Amendment to ADESA Corporation k/n/a ADESA, Inc. Supplemental Executive Retirement Plan
10.23	Fifth Amendment to ADESA Corporation k/n/a ADESA, Inc. Supplemental Executive Retirement Plan
10.24	Supplementary Retirement Plan for Designated Employees of ADESA Canada Inc. and its subsidiary and associated companies
10.25	Automotive Finance Corporation Supplemental Executive Retirement Plan
10.26	First Amendment to the Automotive Finance Corporation Supplemental Executive Retirement Plan
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of David G. Gartzke
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Cameron C. Hitchcock
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of David G. Gartzke
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Cameron C. Hitchcock

QuickLinks

Index
  PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
ADESA, Inc. Consolidated Statements of Income (In millions, except per share data) (unaudited)
ADESA, Inc. Consolidated Balance Sheets (In millions, except share data)
ADESA, Inc. Consolidated Balance Sheets (In millions, except share data)
ADESA, Inc. Consolidated Statements of Stockholders' Equity (In millions)
ADESA, Inc. Consolidated Statements of Cash Flows (In millions) (unaudited)
ADESA, Inc. Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBITS