Form 10-Q
period 2004-09-30
ADESA INC
filed 2004-11-05
CIK 1281949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number 001-32198

ADESA, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	35-1842546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13085 Hamilton Crossing Boulevard Carmel, Indiana 46032
(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 923-3725

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding as of November 3, 2004:

Class	Number of Shares Outstanding
Common	91,668,311

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ADESA, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues
Auction and related services	$200.2	$199.1	$621.2	$616.0
Dealer financing	28.3	25.4	85.6	78.1
Total operating revenues	228.5	224.5	706.8	694.1

Operating expenses
Cost of services	113.0	113.9	348.1	356.9
Selling, general and administrative	50.4	49.6	159.7	152.2
Depreciation and amortization	8.6	8.6	26.7	25.6
Total operating expenses	172.0	172.1	534.5	534.7

Operating profit	56.5	52.4	172.3	159.4

Interest expense	8.7	4.0	17.4	12.1
Other income	(1.8)	(0.6)	(3.2)	(2.7)
Loss on extinguishment of debt	14.0	—	14.0	—

Income from continuing operations before income taxes	35.6	49.0	144.1	150.0

Income taxes	14.0	19.8	56.6	60.1

Income from continuing operations	21.6	29.2	87.5	89.9

(Loss) income from discontinued operations, net of income taxes	(0.1)	(0.2)	(4.1)	0.3

Net income	$21.5	$29.0	$83.4	$90.2

Earnings per share—basic
Income from continuing operations	$0.23	$0.33	$0.96	$1.02
(Loss) income from discontinued operations, net of income taxes	—	—	(0.04)	—
Net income	$0.23	$0.33	$0.92	$1.02

Earnings per share—diluted
Income from continuing operations	$0.23	$0.33	$0.96	$1.02
(Loss) income from discontinued operations, net of income taxes	—	—	(0.04)	—
Net income	$0.23	$0.33	$0.92	$1.02

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Balance Sheets

(In millions, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$405.5	$112.7
Restricted cash	14.3	3.4
Trade receivables, net of allowances of $8.7 (2004) and $7.0 (2003)	276.0	151.5
Finance receivables, net of allowances of $5.6 (2004) and $5.0 (2003)	245.9	194.3
Deferred income taxes	19.8	15.9
Other current assets	15.3	13.0
Current assets of discontinued operations	—	0.1
Total current assets	976.8	490.9

Other assets
Goodwill	512.2	511.0
Intangible assets, net of allowances of $34.0 (2004) and $30.1 (2003)	31.3	33.3
Other assets	59.5	50.2
Total other assets	603.0	594.5

Property and equipment, net of accumulated depreciation of $122.6 (2004) and $102.9 (2003)	564.8	569.9

Total assets	$2,144.6	$1,655.3

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Balance Sheets

(In millions, except share data)

		September 30, 2004	December 31, 2003
		(unaudited)
	Liabilities and Stockholders’ Equity
	Current liabilities
	Accounts payable	$394.6	$216.3
	Accrued expenses	97.4	82.1
	Current maturities of debt with affiliates	—	133.8
	Current maturities of long-term debt	37.1	1.9
	Current liabilities of discontinued operations	6.3	—
	Total current liabilities	535.4	434.1

	Non-current liabilities
	Long-term debt	488.3	232.9
	Long-term debt with affiliates	—	2.3
	Deferred tax liabilities	40.3	29.7
	Other liabilities	10.9	6.1
	Total non-current liabilities	539.5	271.0

	Commitments and contingencies (Note 13)	—	—

	Stockholders’ equity
	Preferred stock, $0.01 par value:
	Authorized shares: 50,000,000 Issued shares: none	—	—
	Common stock, $0.01 par value:
	Authorized shares: 500,000,000
Issued shares:	94,863,853 (2004)
	88,600,000 (2003)	1.0	0.9
	Additional paid-in capital	676.0	524.5
	Retained earnings	367.2	401.3
	Unearned compensation	(4.0)	—
	Accumulated other comprehensive income	29.5	23.5
	Total stockholders’ equity	1,069.7	950.2

	Total liabilities and stockholders’ equity	$2,144.6	$1,655.3

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2003	88.6	$0.9	$524.5	$401.3	$—	$23.5	$950.2

Comprehensive income:
Net income				83.4			83.4
Other comprehensive income, net of tax:
Foreign currency translation						6.9
Unrealized loss on interest rate swaps						(0.9)
Other comprehensive income							6.0
Comprehensive income							89.4
Issuance of common stock	6.3	0.1	135.9				136.0
Capital contributions			6.8				6.8
Tax benefits from employee stock plans			1.3				1.3
Dividends paid to ALLETE				(117.5)			(117.5)
Unearned compensation			7.5		(4.0)		3.5

Balance at September 30, 2004 (unaudited)	94.9	$1.0	$676.0	$367.2	$(4.0)	$29.5	$1,069.7

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statements of Cash Flows

(In millions)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income	$83.4	$90.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.7	25.6
Bad debt expense	4.0	3.7
Deferred income taxes	7.4	9.0
Gain on disposal of assets	(0.8)	(0.1)
Compensation earned under restricted stock	0.6	—
Other non-cash	0.6	—
	121.9	128.4
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables	(51.6)	1.2
Trade receivables and other assets	(137.4)	(124.9)
Accounts payable and accrued expenses	162.7	99.7
Net cash provided by operating activities	95.6	104.4

Investing activities
Acquisition of business, net of cash acquired	—	(1.5)
Purchases of property and equipment	(8.8)	(15.8)
Purchase of intangibles	(4.3)	(3.4)
Proceeds from the sale of property and equipment	10.1	0.1
Proceeds from the sale of intangibles	0.3	—
Purchase of bonds	—	(10.1)
Net cash used for investing activities	(2.7)	(30.7)

Financing activities
Net increase in book overdrafts	47.2	67.5
Net decrease in lines of credit	(45.8)	(107.7)
Payments on long-term debt	(299.8)	(22.5)
Proceeds from long-term debt	500.0	—
Payments for debt issuance costs	(9.9)	—
Net proceeds from issuance of common stock	136.0	—
Dividends to ALLETE	(117.5)	—
Capital contributions from ALLETE	—	4.0
Transfer to restricted cash	(10.9)	—
Net cash provided by (used for) financing activities	199.3	(58.7)

Effect of exchange rate changes on cash	0.6	4.9

Net increase in cash and cash equivalents	292.8	19.9
Cash and cash equivalents at beginning of period	112.7	128.8
Cash and cash equivalents at end of period	$405.5	$148.7

Non-cash activities
Capital contributions from ALLETE	$6.8	$1.6
Tracy facility debt arrangement	—	45.0
Boston, Charlotte, Knoxville facility debt arrangement	—	28.4

See notes to consolidated financial statements

ADESA, Inc.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the Company’s financial results for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from these estimates.  A listing of the Company’s significant accounting policies is described in the “Critical Accounting Policies and Use of Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the final prospectus relating to our initial public offering, which forms part of the Registration Statement on Form S-1 (Commission file number 333-113499) filed with the Securities and Exchange Commission (“SEC”).  As used herein, the terms “the Company” and “ADESA” shall mean ADESA, Inc. and its consolidated subsidiaries.  The term “ALLETE” shall mean ADESA’s former parent, ALLETE, Inc.

The Company maintains a used vehicle auction network in North America and also provides services, such as logistics, reconditioning, vehicle inspection and certification, titling, evaluations, and salvage recovery services. Through its wholly-owned subsidiary, Automotive Finance Corporation (“AFC”), the Company provides short-term inventory-secured financing (“floorplan financing”) to used vehicle dealers.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Note 2 – Initial Public Offering, Capital Stock and Separation from ALLETE

ADESA was incorporated in the state of Delaware on January 23, 2004.  On May 24, 2004, ADESA Corporation, then a wholly-owned subsidiary of ALLETE, was merged into ADESA.  Because ADESA Corporation and the Company were entities under common control and the Company is the successor entity, the number of shares of common stock disclosed in these financial statements and the earnings per share information have been adjusted retroactively to reflect the merger and the Company’s capital structure.  The authorized capital stock of the Company consists of 500,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share.   ADESA Corporation had 14,086,000 shares of common stock outstanding prior to its merger with ADESA.  ADESA had 88,600,000 common shares outstanding as of the date of the merger.

On June 15, 2004, ADESA consummated the initial public offering of 6,250,000 shares of common stock resulting in proceeds of $136.0 million, net of transaction costs of $14.0 million.  The Company used the net proceeds from this offering, together with the net proceeds from its $125.0 million senior subordinated notes offering and $275.0 million borrowed under the Company’s new credit facility, to repay $75.1 million of outstanding debt to unaffiliated third parties, to pay accrued interest and principal on the $100.0 million intercompany note representing a dividend paid to ALLETE, and to repay all of the Company’s other outstanding intercompany debt owed to ALLETE and its subsidiaries, totaling $105.0 million.  In addition, the Company’s two existing senior notes were redeemed on August 18, 2004, for $139.0 million, including $14.0 million of non-recurring prepayment expenses.  The remaining net proceeds from the initial public offering, notes offering and new credit facility will be used for general corporate purposes, including the repurchase of up to $130 million of the Company’s common stock pursuant to a share repurchase program approved by the Company’s board of directors on August 30, 2004.  The Company anticipates that its share repurchase program may include open market transactions executed from time to time at prevailing market prices, as well as privately negotiated transactions, and will be structured to comply with, and be conducted under, Rule 10b-18 of the Securities and Exchange Commission and all other applicable regulations.  The Company’s initial transaction under the share repurchase program was completed on October 28, 2004 with the purchase of a total of 3.2 million shares of ADESA common stock at an average price of $19.68 per share from the U.S. Bank National Association and

American Express Trust, trustees for the Minnesota Power and Affiliated Companies Master Pension Trust and the Minnesota Power and Affiliated Companies Retirement Savings and Stock Ownership Plan, which are employee benefit plans of ALLETE.

On September 20, 2004, ALLETE completed the distribution of a stock dividend to all ALLETE stockholders.  One share of ADESA common stock was distributed to ALLETE stockholders of record as of September 13, 2004, for each share of ALLETE common stock outstanding, resulting in a total distribution of 88.6 million common shares of ADESA.  The distribution was structured to qualify as a tax-free stock dividend to ALLETE shareholders.

Note 3 – Senior Notes Offering and Long-term Debt

Senior Subordinated Notes

Concurrently with the initial public offering, the Company offered 7 5/8% senior unsecured subordinated notes with a principal amount of $125.0 million due June 15, 2012.  Interest on the notes is payable semi-annually in arrears commencing on December 15, 2004.

At any time prior to June 15, 2008, the notes may be redeemed in whole or in part at an early redemption price.  The Company may redeem the notes at any time on or after June 15, 2008 at specified redemption prices.  Prior to June 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 107 5/8% of the principal amount, plus accrued and unpaid interest, provided that: (a) at least 65% of the aggregate principal amount of the notes issued under the indenture remains outstanding immediately after the occurrence of the redemption and (b)  redemption occurs within 90 days of the date of any such equity offering.

The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the credit facility.  The incurrence of future senior debt is governed by certain limitations, including an interest coverage ratio exception as defined in the Description of the Notes in the Company’s Registration Statement on Form S-1.  The notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets.  At September 30, 2004, the Company is in compliance with the covenants contained in the senior subordinated notes.

Credit Facility

Concurrent with the initial public offering and notes offering, the Company entered into a $525 million senior secured credit facility with a syndicate of lenders, consisting of a $150 million revolving credit facility and two term loan facilities aggregating $375 million. The final $100 million of the term loan facilities was drawn in August 2004.  The revolving credit facility and the term loan A facility bear interest at a rate equal to LIBOR plus 225 basis points and the term loan B facility bears interest at a rate equal to LIBOR plus 250 basis points.  In each case, the rate may decline by as much as 75 basis points depending on the Company’s total leverage ratio.  Except for AFC’s special purpose subsidiary, the credit facility is guaranteed by substantially all of the Company’s direct and indirect domestic subsidiaries and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65% of the equity interests in certain of the Company’s Canadian and Mexican subsidiaries.  The credit facility contains customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, pay dividends or make distributions to stockholders and make any prepayment or redemption with respect to the senior subordinated notes. The credit facility also contains financial covenants including a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.  At September 30, 2004, the Company is in compliance with the covenants contained in the credit facility.

Long-term debt consists of the following (in millions):

	Interest Rate	Maturity	September 30, 2004	December 31, 2003

ALLETE Auto intercompany debt	2.1%	On demand	$—	$86.5
ALLETE Auto debt arrangement	Prime + 1%	06/01/2006	—	3.8
ADESA $175.0 line of credit with ALLETE Auto	CP Rate + 0.6%	12/31/2004	—	31.8
AFC $125.0 line of credit with ALLETE Auto	CP Rate + 0.6%	12/31/2004	—	14.0
Total intercompany debt			—	136.1

Senior notes, Series A	7.7%	06/01/2006	—	90.0
Senior notes, Series B	8.1%	03/30/2010	—	35.0
Term Loan A	LIBOR + 2.25%	06/21/2009	166.2	—
Term Loan B	LIBOR + 2.50%	06/21/2010	199.5	—
Tracy, CA note payable	Variable	07/30/2006	—	45.0
Cornerstone Funding note payable	CP Rate + 1.02%	04/01/2005	—	28.4
Atlanta capital lease obligation	5.0%	12/01/2013	34.5	34.5
Other, secured by property	Various	Various	0.2	1.9
Senior subordinated notes	7 5/8%	06/15/2012	125.0	—
Total third party debt			525.4	234.8

Total debt			525.4	370.9
Less current portion of long-term debt			37.1	135.7

Long-term debt			$488.3	$235.2

Subsequent to the closing of the initial public offering, notes offering and credit facility, the Company announced the redemption of its $90 million 7.7% Series A Senior Notes due 2006 and its $35 million 8.1% Series B Senior Notes due 2010.  The redemption of the $125 million in Senior Notes was completed on August 18, 2004.  As previously announced by the Company, the redemption resulted in third quarter non-recurring expenses of $14 million before income taxes.  The non-recurring expenses include an early redemption penalty and the write-off of unamortized debt issuance costs and are classified as “Loss on extinguishment of debt” in the Company’s consolidated statements of income.

Note 4 – Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method.  Accordingly, the Company has not recognized compensation expense for employee stock options that have been granted.

Concurrent with the pricing of the initial public offering, the Company granted options to purchase approximately 2.9 million shares of ADESA common stock, with an exercise price of $24 per share, to officers and employees under the ADESA, Inc. 2004 Equity and Incentive Plan.  A majority of the options vest in equal increments at June 15, 2005, 2006, and 2007.  The remaining options vest in equal increments at December 31, 2004, 2005, and 2006.  The options have a six year life.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation, including options to purchase ALLETE common stock held by employees of ADESA, which were converted into options to purchase approximately 1.5 million shares of ADESA common stock, with exercise prices ranging from $8.40 to $18.71, on September 20, 2004 in conjunction with the separation from ALLETE.  Approximately 1.4 million of the converted ALLETE options currently have exercise prices from $12.58 to $16.00.  The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model and the attribution method.  The Black-Scholes option-pricing model does not consider the non-traded nature of employee stock options, the lack of transferability or a vesting period.  If the model took these items into consideration, the resulting estimate for fair value of the stock options could be different.  These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share amounts)	2004	2003	2004	2003

Reported net income (1)	$21.5	$29.0	$83.4	$90.2
Deduct: total stock option employee compensation expense, net of tax	(2.1)	(0.2)	(2.6)	(0.6)
Pro forma net income	$19.4	$28.8	$80.8	$89.6

Earnings per share:
Basic—as reported	$0.23	$0.33	$0.92	$1.02
Basic—pro forma	$0.20	$0.33	$0.89	$1.01

Diluted—as reported	$0.23	$0.33	$0.92	$1.02
Diluted—pro forma	$0.20	$0.33	$0.89	$1.01

(1)                                  Reported amounts include expense associated with restricted stock and performance share awards.

Concurrent with the pricing of the initial public offering, the Company also granted approximately 154,000 restricted stock units which vest after three years at the initial offering price of $24 per unit, representing approximately $3.7 million of unearned compensation at grant date.  Approximately 167,000 ALLETE restricted stock units and performance shares held by ADESA employees were converted to ADESA restricted stock units and performance shares concurrent with the separation from ALLETE on September 20, 2004.  Compensation expense related to restricted stock and performance share awards is recognized ratably over the vesting period.  Compensation expense for all restricted stock units and performance shares totaled $0.4 million and $0.5 million for the three and nine-month periods ended September 30, 2004.

In the previous table, the expense for employee stock options granted is comprised of ALLETE options held by ADESA employees that were converted in the third quarter of 2004 into options to purchase ADESA common stock and ADESA options granted effective with the initial public offering of ADESA’s common stock.  The expense noted above for employee stock options granted, determined under SFAS 123, was calculated using the Black-Scholes option pricing model and the following assumptions for the ADESA options granted in 2004 and converted ALLETE options granted in 2003:

Assumptions	2004	2003
Risk-free interest rate	3.60%	3.10%
Expected life—years	4	5
Expected volatility	39.0%	25.2%
Dividend growth rate	1.25%	2.0%

Note 5 – Derivatives

In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt.  Both interest rate swap agreements contain amortizing provisions and mature in December 2006.  The Company has designated its interest rate swap agreements as cash flow hedges.  The fair value of the interest rate swap agreements is estimated using pricing models used widely in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date.  At September 30, 2004, the fair value of the interest rate swap agreements is $1.4 million which is recorded in “Other liabilities” on the consolidated balance sheet.  In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”.  Unrealized losses on interest rate swap agreements totaling $0.9 million, net of taxes of $0.5 million, are included as a component of “Accumulated other comprehensive income”.  The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.

Note 6 – Finance Receivables

AFC sells the majority of its US dollar denominated finance receivables on a revolving basis to a wholly-owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes.  AFC and the special purpose subsidiary amended their securitization agreement on June 15, 2004 concurrent with ADESA’s initial public offering.  In addition, the agreement was further amended on October 14, 2004, to extend the expiration date to January 2006.  This agreement is subject to annual renewal and allows for the revolving sale to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity.  The special purpose subsidiary had $425 million of committed liquidity at September 30, 2004.  Receivables sold are not reported on the Company’s consolidated balance sheets.

At September 30, 2004, AFC managed total finance receivables of $616.3 million, of which $539.4 million had been sold to the special purpose subsidiary.  The special purpose subsidiary then in turn sold loans, with recourse to the special purpose subsidiary, of $364.8 million to the bank conduit facility at September 30, 2004, leaving $251.5 million of gross finance receivables recorded on the Company’s consolidated balance sheet at September 30, 2004.

Receivables under management, sold, and retained were as follows (in millions):

Finance Receivables	September 30, 2004	December 31, 2003

Total receivables managed	$616.3	$533.1
Less: amounts sold	(364.8)	(333.8)
Receivables retained	251.5	199.3
Less: allowance for losses	(5.6)	(5.0)
Net finance receivables	$245.9	$194.3

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers.  AFC and the special purpose subsidiary must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and termination events tied to the performance of the finance receivables portfolio.  The securitization agreement also incorporates the financial covenants of ADESA’s credit facility.  At September 30, 2004, the Company is in compliance with the covenants contained in the securitization agreement.

Note 7 – Earnings Per Share

The following table sets forth the computation of earnings per share (in millions except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Income from continuing operations	$21.6	$29.2	$87.5	$89.9
(Loss) income from discontinued operations, net of income taxes	(0.1)	(0.2)	(4.1)	0.3
Net income	$21.5	$29.0	$83.4	$90.2

Weighted average common shares outstanding	94.86	88.60	91.03	88.60
Effect of dilutive stock options and restricted stock awards	0.25	—	0.10	—
Weighted average common shares outstanding and assumed conversions	95.11	88.60	91.13	88.60

Earnings per share—basic
Income from continuing operations	$0.23	$0.33	$0.96	$1.02
Loss from discontinued operations, net of income taxes	—	—	(0.04)	—
Net income	$0.23	$0.33	$0.92	$1.02

Earnings per share—diluted
Income from continuing operations	$0.23	$0.33	$0.96	$1.02
Loss from discontinued operations, net of income taxes	—	—	(0.04)	—
Net income	$0.23	$0.33	$0.92	$1.02

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period.  Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company’s stock-based employee compensation programs.  Total options outstanding at September 30, 2004, were 4.5 million.  There were no options outstanding at September 30, 2003.  Stock options with an exercise price per share greater than the average market price per share were excluded in the calculation of diluted earnings per share for all periods presented as including these options would have an anti-dilutive impact.  Approximately 3.0 million options were excluded from diluted earnings per share for the three and nine months ended September 30, 2004.

On June 15, 2004, ADESA consummated the initial public offering of 6,250,000 shares of its common stock.  Assuming the issuance of the 6,250,000 shares had occurred at the beginning of the fiscal year, weighted average common shares outstanding and assumed conversions for the nine months ended September 30, 2004, would have totaled approximately 94.6 million shares resulting in diluted earnings per share of $0.88 for the nine months ended September 30, 2004.

Note 8 – Comprehensive Income

Comprehensive income is comprised of net income adjusted for changes in foreign currency translation and unrealized gains or losses on interest rate swap contracts designated and qualifying as cash flow hedges.  For the third quarter 2004 and 2003, comprehensive income was $34.0 million and $28.6 million.  Comprehensive income for the nine months ended September 30, 2004 and 2003 was $89.4 million and $120.7 million.  The changes in comprehensive income are primarily due to the volatility of the Canadian currency and changes in net income.

Note 9 – Segment Information

The Company operates in two business segments: auction and related services and dealer financing. These reportable segments offer different services and are managed separately based on the fundamental differences in their operations.  The holding company is maintained separately from the two reportable segments and includes expenses associated with being a public company, such as salaries, benefits, and travel costs for the corporate management team, board of directors’ fees, investor relations costs, and incremental insurance, treasury, legal, accounting, and risk management costs.  Holding company interest includes the incremental interest incurred on the new debt structure.  The majority of costs incurred at the holding company are not allocated to the two business segments.

Financial information regarding the Company’s reportable segments is set forth below (in millions):

Three Months Ended September 30, 2004	Auction and Related Services	Dealer Financing	Holding Company	Consolidated

Operating revenues	$200.2	$28.3	$—	$228.5

Operating expenses
Cost of services	105.8	7.2	—	113.0
Selling, general and administrative	43.1	3.1	4.2	50.4
Depreciation and amortization	7.4	1.1	0.1	8.6
Total operating expenses	156.3	11.4	4.3	172.0

Operating profit (loss)	43.9	16.9	(4.3)	56.5

Interest expense	2.9	—	5.8	8.7
Other income	(1.1)	(0.1)	(0.6)	(1.8)
Loss on extinguishment of debt	—	—	14.0	14.0

Income (loss) from continuing operations before income taxes	42.1	17.0	(23.5)	35.6

Income taxes	16.5	6.8	(9.3)	14.0

Income (loss) from continuing operations	$25.6	$10.2	$(14.2)	$21.6

Assets	$1,533.2	$339.2	$272.2	$2,144.6

Three Months Ended September 30, 2003

Operating revenues	$199.1	$25.4	$—	$224.5

Operating expenses
Cost of services	107.8	6.1	—	113.9
Selling, general and administrative	46.2	3.4	—	49.6
Depreciation and amortization	7.4	1.2	—	8.6
Total operating expenses	161.4	10.7	—	172.1

Operating profit	37.7	14.7	—	52.4

Interest expense	4.0	—	—	4.0
Other income	(0.6)	—	—	(0.6)

Income from continuing operations before income taxes	34.3	14.7	—	49.0

Income taxes	14.1	5.7	—	19.8

Income from continuing operations	$20.2	$9.0	$—	$29.2

Assets	$1,452.7	$288.6	$—	$1,741.3

Nine Months Ended September 30, 2004	Auction and Related Services	Dealer Financing	Holding Company	Consolidated

Operating revenues	$621.2	$85.6	$—	$706.8

Operating expenses
Cost of services	327.3	20.8	—	348.1
Selling, general and administrative	135.7	11.9	12.1	159.7
Depreciation and amortization	23.2	3.4	0.1	26.7
Total operating expenses	486.2	36.1	12.2	534.5

Operating profit (loss)	135.0	49.5	(12.2)	172.3

Interest expense	10.7	—	6.7	17.4
Other (income) expense	(2.7)	0.1	(0.6)	(3.2)
Loss on extinguishment of debt	—	—	14.0	14.0

Income (loss) from continuing operations before income taxes	127.0	49.4	(32.3)	144.1

Income taxes	49.5	19.8	(12.7)	56.6

Income (loss) from continuing operations	$77.5	$29.6	$(19.6)	$87.5

Assets	$1,533.2	$339.2	$272.2	$2,144.6

Nine Months Ended September 30, 2003

Operating revenues	$616.0	$78.1	$—	$694.1

Operating expenses
Cost of services	337.6	19.3	—	356.9
Selling, general and administrative	141.0	11.2	—	152.2
Depreciation and amortization	22.1	3.5	—	25.6
Total operating expenses	500.7	34.0	—	534.7

Operating profit	115.3	44.1	—	159.4

Interest expense	11.8	0.3	—	12.1
Other income	(2.7)	—	—	(2.7)

Income from continuing operations before income taxes	106.2	43.8	—	150.0

Income taxes	43.0	17.1	—	60.1

Income from continuing operations	$63.2	$26.7	$—	$89.9

Assets	$1,452.7	$288.6	$—	$1,741.3

Geographic Information

Most of the Company’s operations outside the United States are in Canada.  Information regarding the geographic areas of the Company’s operations is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues:
U.S	$190.2	$180.4	$579.2	$564.0
Foreign	38.3	44.1	127.6	130.1
	$228.5	$224.5	$706.8	$694.1

	September 30, 2004	December 31, 2003
Long-lived assets:
U.S	$988.6	$985.6
Foreign	143.4	144.0
	$1,132.0	$1,129.6

Note 10 – Discontinued Operations

In February 2003, ADESA approved a plan to discontinue the operations of its vehicle importation business.  The financial results of the vehicle importation business have been accounted for as discontinued operations.  Net loss from discontinued operations in 2004 includes a $6.7 million pre-tax charge related to a jury award in a suit filed by a former employee of the Company’s vehicle importation business including the related interest and legal costs.   Net income from discontinued operations for the first nine months of 2003 was $0.3 million as a result of a litigation settlement in the discontinued vehicle transport business offset by exit charges incurred related to the Company’s vehicle importation business.

At September 30, 2004 and December 31, 2003, there were $0 million and $0.1 million in assets and $6.3 million and $0 million in liabilities related to discontinued operations.  Liabilities at September 30, 2004 represent the accrual of the jury award and related interest.

The following summarizes financial information for discontinued operations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Operating revenues	$—	$—	$—	$2.0
(Loss) income from discontinued operations before income taxes	$(0.1)	$(0.3)	$(6.7)	$0.4
Net (loss) income from discontinued operations	$(0.1)	$(0.2)	$(4.1)	$0.3
Net loss per share from discontinued operations – basic and diluted	$—	$—	$(0.04)	$—

Note 11 – Dividend

On October 20, 2004, the Company’s Board of Directors declared a fourth quarter dividend of $0.075 per common share payable December 15, 2004, to shareholders of record on November 15, 2004.

Note 12 – Related Party Transactions

Wholesale vehicle businesses owned by Sean Hallet, the son of James Hallet, an Executive Vice President of ADESA, had three separate lines of credit with AFC and an outstanding loan through a related entity.  As of September 30, 2004, the total amount owed to AFC was $1.7 million.  The lines of credit are secured with a perfected blanket security interest in the assets of the wholesale vehicle businesses.  The loan is cross-collateralized with one of the credit lines and is secured by certain unencumbered personal property valued at approximately $0.7 million.  As of September 30, 2004, Sean Hallet and his related businesses were in default on these obligations.  During the third quarter of 2004, the Company accrued a provision for credit loss of  $0.9 million related to the $1.7 million outstanding based on an assessment of recoverability.  All three credit lines have been closed and the Company is pursuing legal action related to collection of these amounts.

Note 13 – Commitments and Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business resulting from litigation, claims, and other commitments and a variety of environmental laws and regulations.   Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies.  The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Management regularly evaluates current information available to determine whether accrual amounts should be adjusted.  Accruals for environmental liabilities are included in “Other liabilities” at undiscounted amounts and exclude claims for recoveries from insurance or other third parties.  These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available.  If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company’s operating results in that period.

The Company stores a significant number of vehicles owned by various customers and consigned to the Company to be auctioned.  The Company is contingently liable for each consigned vehicle until the eventual sale or other disposition, except for damage related to severe weather conditions, natural disasters or other factors outside of the Company’s control.  Loss is possible; however, at this time management cannot estimate a range of loss that could occur.  Individual stop loss and aggregate insurance coverage is maintained on the consigned vehicles.  These vehicles are consigned to the Company and are not included in the consolidated balance sheets.

In the normal course of business, the Company also enters into various other guarantees and indemnities in its relationships with suppliers, service providers, customers and others. These guarantees and indemnifications do not materially impact the Company’s financial condition or results of operations, but indemnifications associated with the Company’s actions generally have no dollar limitations and currently cannot be quantified.

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities.  Liabilities for environmental matters included in “Other liabilities” were $3.7 million and $2.9 million at September 30, 2004, and December 31, 2003.  No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

The Company is involved in lawsuits and other legal or governmental matters arising in the ordinary course of business.  Management does not expect any potential loss to be material to the Company’s consolidated financial position, results of operations, or cash flows except as discussed in the description of legal proceedings in Part II, Item 1 (“Legal Proceedings”) of this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 (unaudited)

Forward-Looking Statements

The following discussion may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks, trends, and uncertainties.  In particular, statements made in this report on Form 10-Q that are not historical facts (including but not limited to expectations, estimates, assumptions and projections regarding the industry, business, future operating results, and anticipated cash requirements) may be forward-looking statements.   Actual results could differ materially from the results projected, expressed or implied by these forward-looking statements.  The forward-looking statements are based on assumptions about important factors, including general business conditions; market trends; competition; weather; vehicle production; trends in new and used vehicle sales; business development activities, including acquisitions; economic conditions; litigation developments and the other risk factors described in the Company’s Registration Statement on Form S-1 as declared effective on June 15, 2004 and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission.  Many of these risk factors are outside of the Company’s control, and as such, they involve risks which are not currently known to the Company that could cause actual results to differ materially from forecasted results.  The forward-looking statements in this document are made as of the date hereof and the Company does not undertake to update its forward-looking statements.

The Company’s future growth depends on a variety of factors, including its ability to increase volumes relative to its competition, acquire additional auctions, manage expansion, control costs in its operations, introduce modest fee increases and new services, consolidate future auction acquisitions into existing operations and retain its executive officers and key employees.   In addition, the Company’s substantial indebtedness will require it to use a portion of its operating cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion and ongoing capital expenditures.  Accordingly, the Company cannot predict whether its growth strategy will be successful.  The Company cannot predict what portion of overall sales will be conducted through on-line auctions or other redistribution methods in the future and what impact this may have on its auction facilities.

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

Overview

ADESA is a leading, national provider of wholesale vehicle auction and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. The Company facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, ADESA generally does not take title to or ownership of the vehicles sold at the Company’s auctions. The Company generally earns fees from both the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

ADESA is the second largest used vehicle auction network in North America, based upon the number of used vehicles passing through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. Through its wholly-owned subsidiary, AFC, the Company also provides short-term inventory-secured financing, known as floorplan financing, to used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities. The Company operates a network of 53 used vehicle auctions, 28 salvage auctions and 81 AFC loan production offices.  For the three and nine months ended September 30, 2004, revenues were $228.5 million and $706.8 million and net income was $21.5 million and $83.4 million.

Critical Accounting Policies and Use of Estimates

It is important to understand ADESA’s accounting policies in order to understand its financial statements.  In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex.  Consequently, actual results could differ from those estimates.  Accounting measurements that management believes are most critical to the reported results of operations and financial condition of the Company include: uncollectible receivables and allowance for credit losses and doubtful accounts, impairment of goodwill and long-lived assets, self-insurance programs and contingencies.

ADESA continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements.  In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable.  ADESA’s most significant accounting polices are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the prospectus relating to the Company’s initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for the three fiscal years ended December 31, 2003.

Seasonality

Generally, the volume of vehicles sold at the Company’s auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter.  Fourth quarter volume of vehicles sold is generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affect the demand side of the auction industry.  As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis.  The Company’s earnings are generally highest in the second calendar quarter followed by the third calendar quarter.  Although volume is typically higher in the first calendar quarter than the third calendar quarter, earnings are generally lower due to additional costs associated with winter weather.  The fourth calendar quarter typically has the lowest earnings as a result of the lower volume and additional costs associated with the holidays and winter weather.

Results of Operations

The following table sets forth operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operations Data:
Auction and related services revenue	87.6%	88.7%	87.9%	88.7%
Dealer financing revenue	12.4%	11.3%	12.1%	11.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	49.5%	50.7%	49.3%	51.4%
Selling, general and administrative	22.0%	22.1%	22.6%	21.9%
Depreciation and amortization	3.8%	3.9%	3.7%	3.7%
Operating profit	24.7%	23.3%	24.4%	23.0%

The majority of the Company’s revenue is derived from auction fees and related services at its auction facilities and dealer financing services at AFC.  AFC’s net revenue consists of interest and fee income and the gain on sale of finance receivables less provisions for credit losses.  This net presentation of AFC’s revenues is customary for finance companies.  Operating expenses for the Company consist of cost of services, selling, general and administrative expenses and depreciation and amortization.  Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities and maintenance.  Selling, general and administrative expenses are composed of indirect payroll and related costs, sales and marketing, information technology services, and professional fees.

Three Months Ended September 30, 2004

Summary

Operating revenue increased $4.0 million, or 2%, to $228.5 million for the quarter ended September 30, 2004, compared with $224.5 million for the quarter ended September 30, 2003.  Operating revenue for auction and related services increased 1% to $200.2 million for the quarter ended September 30, 2004, while dealer financing revenue experienced an 11% increase to $28.3 million as compared with $25.4 million for the same period in 2003.

Operating profit for the third quarter of 2004 was 24.7% of revenue, an increase from 23.3% in the third quarter of 2003, despite incremental corporate expenses of $3.0 million and non-recurring transaction costs of $0.4 million, both incurred in the third quarter of 2004.

Income from continuing operations was $21.6 million in the third quarter of 2004 compared with $29.2 million for the same period in 2003, representing a 26% decrease primarily as a result of the non-recurring $14.0 million loss on extinguishment of debt ($8.5 million after tax) as well as incremental interest expense of $4.3 million ($2.6 million after tax) and the incremental corporate expenses of $3.0 million ($1.8 million after tax) resulting from the recapitalization and transition to an independent public company.

Operating Revenue

Auction and Related Services

	Quarter Ended September 30,
(In millions except volumes and per vehicle amounts)	2004	2003	Growth

Auction and related services revenue	$200.2	$199.1	1%
Vehicles sold
Used	431,449	457,722	(6)%
Salvage	46,934	44,788	5%
Total vehicles sold	478,383	502,510	(5)%

Used vehicle conversion percentage	59.8%	61.1%
Revenue per vehicle sold	$418	$396	6%

Revenue for auction and related services increased $1.1 million, or 1%, to $200.2 million for the quarter ended September 30, 2004, compared with $199.1 million for the same period in 2003.  A 6% increase in revenue per vehicle sold resulted in increased auction and related services revenue of approximately $10.6 million including fluctuations in the Canadian exchange rate which positively impacted revenue by approximately $2.0 million for the quarter ended September 30, 2004 compared with the same period in 2003.  Total auction vehicles sold decreased 5% for the three months ended September 30, 2004 resulting in an offsetting decrease in auction and related services revenue of approximately $9.5 million compared with the nine months ended September 30, 2003.

Revenue per vehicle sold increased $22 or 6% for the quarter ended September 30, 2004 compared to the same period in 2003.  The increase in revenue per vehicle sold is attributable to selected pricing actions earlier in the year, the effect of changes in the Canadian currency as well as the Company’s increased penetration rate for vehicle inspections and e-business services such as AutoVin and Liveblock.

The total number of vehicles sold decreased 5% in the third quarter of 2004 compared with the third quarter of 2003.  The anticipated industry-wide decline in off-lease vehicles and declines in repossessed vehicle volumes available for sale at auctions continued during the third quarter.  Despite this decline in institutional vehicles available for sale, selective increases in fees and increased penetration of vehicle inspection services and e-business services offset the decrease in demand for other ancillary services from institutional sellers in the quarter, thereby increasing revenue per vehicle sold.  The Company is continuing its initiatives to grow revenues and increase revenue per vehicle sold through volume growth and increased penetration of new and existing services.  The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, decreased to 59.8% in the third quarter of 2004 from 61.1% in same period in 2003 reflecting the change in mix towards dealer vehicles which inherently sell at a lower conversion rate.

Dealer Financing

	Quarter Ended September 30,
(In millions except volumes and per loan amounts)	2004	2003	Growth
Dealer financing revenue
Gain on sale of finance receivables	$15.3	$12.8
Interest and fee income	13.4	11.6
Other revenue	0.3	0.7
Provision for credit losses	(0.7)	0.3
Total dealer financing revenue	$28.3	$25.4	11%

Loan transactions	267,863	237,772	13%
Revenue per loan transaction	$106	$107	(1)%

Dealer financing revenue increased $2.9 million, or 11%, in the quarter ended September 30, 2004 compared with the quarter ended September 30, 2003.  The increase in dealer financing revenue was driven by a 13% increase in the number of loan transactions for the third quarter of 2004 compared with the same period in 2003.  Increases in loan transactions were a result of an increase in the number of active dealers combined with an increase in floorplan utilization by the existing dealer base.

Revenue per loan transaction decreased $1 primarily due to an increase in provision for credit losses of $1.0 million offset by lower fair value adjustments of $0.3 million inherent in the calculation of the gain on sale of finance receivables.

Cost of Services

Cost of services (excluding depreciation and amortization) decreased $0.9 million, or 1% for the three months ended September 30, 2004, compared with the same period in 2003.  The decrease in vehicles sold during the third quarter of 2004 reduced cost of services of approximately $5.2 million, or 5%, compared with the third quarter of 2003.  The effect of the reduction in vehicle volumes was partially offset by a stronger Canadian dollar ($0.9 million) and increased costs of approximately $3.4 million attributable to the combined effect of the decrease in the used vehicle conversion percentage and increases in loan transactions and vehicle inspections.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.8 million, or 2%, for the quarter ended September 30, 2004, compared with the same period in 2003, primarily due to incremental expenses associated with the Company’s separation from ALLETE.  Selling, general and administrative expenses for the third quarter of 2004 include approximately $3.0 million of incremental corporate expenses to support ADESA as an independent public company and $0.4 million of non-recurring transaction costs.  Incremental corporate expenses consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company.  Transaction costs consist primarily of legal and professional fees associated with the Company’s separation from ALLETE.  This was partially offset by a $3.0 million decrease in other salaries and benefits-related costs, compared to the same period in 2003.

Depreciation and Amortization

Depreciation and amortization totaled $8.6 million for the three months ended September 30, 2004, and was consistent with $8.6 million reported for the three months ended September 30, 2003.

Operating Profit

Operating profit increased $4.1 million, or 8%, for the three months ended September 30, 2004, compared with the same period in 2003 primarily as a result of increased revenues and lower non-corporate salaries and benefits offset by incremental corporate expenses incurred to support ADESA as an independent public company and non-recurring transaction costs incurred in the third quarter of 2004.  As a percentage of revenue, operating profit increased to 24.7% in the third quarter of 2004 compared with 23.3% in the third quarter of 2003.  The mix shift from institutional to dealer vehicles combined with management cost controls contributed to the improvement in operating profit margin.  Management was successful in reducing direct costs at the auction sites to match volumes while also increasing revenue.

Interest Expense

Interest expense increased $4.7 million, or 118%, for the quarter ended September 30, 2004, compared with the quarter ended September 30, 2003.  This increase is primarily due to additional debt incurred by the Company related to its recapitalization associated with the notes offering and new credit facility.  The proceeds from the initial public offering, notes offering and $375 million of borrowings on the Company’s new credit facility were used to repay all previous related and third party debt in the second and third quarters of 2004, with the exception of a $34.5 million capital lease.

Loss on Extinguishment of Debt

ADESA redeemed its $90 million 7.7% Series A Senior Notes due 2006 and its $35 million 8.1% Series B Senior Notes due 2010 on August 18, 2004.  The redemption resulted in third quarter non-recurring expenses of $14.0 million before taxes, including an early redemption penalty and the write-off of unamortized debt issuance costs.

Provision for Income Taxes

The effective income tax rate on income from continuing operations was 39.3% for the quarter ended September 30, 2004, a slight decrease from the effective rate of 40.4% for the quarter ended September 30, 2003.

Nine Months Ended September 30, 2004

Summary

Operating revenue increased $12.7 million, or 2%, to $706.8 million for the nine months ended September 30, 2004, compared with $694.1 million for the nine months ended September 30, 2003.  Operating revenue for auction and related services and dealer financing increased 1% and 10%, respectively, to $621.2 million and $85.6 million for the nine months ended September 30, 2004, compared with $616.0 million and $78.1 million for the same period in 2003.

Operating profit for the first nine months of 2004 was 24.4% of revenue, an increase from 23.0% in the first nine months of 2003, despite $7.3 million of incremental corporate costs to support ADESA as an independent public company and non-recurring transaction costs of $3.0 million, both incurred in the first nine months of 2004.

ADESA reported income from continuing operations of $87.5 million for the nine months ended September 30, 2004, compared with income from continuing operations of $89.9 million for the nine months ended September 30, 2003.  In addition to the incremental corporate costs and non-recurring transaction costs, the Company recognized a $14.0 million loss on the extinguishment of debt ($8.5 million after tax) as well as incremental interest expense of $5.2 million ($3.2 million after tax) and the incremental corporate expenses of $7.3 million ($4.4 million after tax) resulting from the recapitalization and transition to an independent public company.

Operating Revenue

Auction and Related Services

	Nine Months Ended September 30,
(In millions except volumes and per vehicle amounts)	2004	2003	Growth

Auction and related services revenue	$621.2	$616.0	1%
Vehicles sold
Used	1,357,355	1,390,749	(2)%
Salvage	154,441	143,237	8%
Total vehicles sold	1,511,796	1,533,986	(1)%

Used vehicle conversion percentage	63.2%	61.5%
Revenue per vehicle sold	$411	$402	2%

Revenue for auction and related services increased $5.2 million, or 1%, to $621.2 million for the nine months ended September 30, 2004, compared with $616.0 million for the same period in 2003.  A 2% increase in revenue per vehicle sold resulted in increased auction and related services revenue of approximately $14.1 million including fluctuations in the Canadian exchange rate which increased revenue by approximately $8.3 million for the nine months ended September 30, 2004 compared with the same period in 2003.  Total auction vehicles sold decreased 1% for the nine months ended September 30, 2004 resulting in an offsetting decrease in auction and related services revenue of approximately $8.9 million compared with the nine months ended September 30, 2003.

Revenue per vehicle sold grew 2% for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 as a result of selected pricing actions earlier in the year and changes in the Canadian exchange rate.  In addition, the Company’s increased penetration rate for vehicle inspections and e-business services such as AutoVin and Liveblock contributed to the increase in revenue per vehicle sold for the nine months ended September 30, 2004.  The change in mix from institutional vehicles to dealer vehicles resulted in a decrease in ancillary services for logistics and reconditioning for the nine months ended September 30, 2004 compared with the same period in 2003, which offset some of the increases due to pricing and the increased penetration of other services.

The total number of vehicles sold decreased 1% in the nine months ended September 30, 2004 compared with the same period in 2003.  The decrease in used vehicles sold in 2004 compared with 2003 is mainly attributable to the anticipated industry decline in off-lease vehicles and the decline in vehicles repossessed by the Company’s customers available for redistribution, and was partially offset by an increase in dealer vehicles sold.  The used vehicle conversion percentage increased to 63.2% for the first nine months of 2004 from 61.5% in the same period in 2003, driven by an unusually high first quarter 2004 conversion percentage of 68.4% compared to 62.4% in 2003.

Dealer Financing

	Nine Months Ended September 30,
(In millions except volumes and per loan amounts)	2004	2003	Growth
Dealer financing revenue
Gain on sale of finance receivables	$46.2	$42.8
Interest and fee income	39.8	34.6
Other revenue	1.4	1.7
Provision for credit losses	(1.8)	(1.0)
Total dealer financing revenue	$85.6	$78.1	10%

Loan transactions	803,442	712,142	13%
Revenue per loan transaction	$107	$110	(3)%

Dealer financing revenue increased $7.5 million, or 10%, for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003.  The increase in dealer financing revenue was driven by a 13% increase in loan transactions for the nine months ended September 30, 2004 compared with the same period in 2003.  Increases in loan transactions were a result of an increase in the number of active dealers combined with an increase in floorplan utilization by the existing dealer base.

Revenue per loan transaction decreased $3 primarily due to higher fair value adjustments of $2.4 million inherent in the calculation of the gain on sale of finance receivables resulting from the growth in managed receivables sold and the receivables that come back on the balance sheet of the special purpose subsidiary from the bank conduit facility (for further discussion of AFC’s securitization arrangements, see “Off-balance Sheet Arrangements” in the “Liquidity” section).  In addition, an increase in the provision for credit losses of approximately $0.8 million contributed to the decrease in revenue per loan transaction for the nine months ended September 30, 2004.

Cost of Services

Cost of services (excluding depreciation and amortization) decreased $8.8 million, or 3%, for the nine months ended September 30, 2004 compared with the same period in 2003.  The impact of the used vehicle market mix shift towards more dealer vehicles (fewer ancillary services are utilized by dealer sellers), higher average used vehicle conversion rates and management cost controls favorably impacted cost of services by approximately $9.4 million, or 3%, for the first nine months of 2004 compared with the first nine months of 2003.  In addition, lower vehicle volumes also accounted for a decrease in cost of services of approximately $4.9 million for the nine months ended September 30, 2004 compared to the same period in 2003.

These favorable impacts on cost of services were partially offset by the impact of fluctuations in the Canadian exchange rate, which increased cost of services approximately $4.0 million for the nine months ended September 30, 2004 compared to the same period in 2003, and the growth in loan transactions which resulted in a $1.5 million increase in costs of services compared with the nine months ended September 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.5 million, or 5%, for the nine months ended September 30, 2004, compared with the same period in 2003, primarily due to incremental expenses associated with the June 2004 transactions (initial public offering, notes offering and new credit facility) and the Company’s separation from ALLETE.  Selling, general and administrative expenses for the nine months ended September 30, 2004 included approximately $3.0 million of non-recurring transaction costs and $7.3 million of incremental corporate expenses to support ADESA as an independent public company.  Transaction costs consist primarily of legal and professional fees associated with the initial public offering and the Company’s separation from ALLETE.  Incremental corporate expenses consist of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company.  This was partially offset by a $3.6 million decrease in other salaries and benefits-related costs, compared to the same period in 2003.

Depreciation and Amortization

Depreciation and amortization expense increased $1.1 million, or 4%, for the nine months ended September 30, 2004, compared with the same period in 2003, primarily due to increased depreciation expense associated with owning certain auction facilities previously leased and the addition of new facilities.

Operating Profit

Operating profit increased $12.9 million, or 8%, for the nine months ended September 30, 2004, compared with the same period in 2003.  As a percentage of revenue, operating profit increased to 24.4% in the first nine months of 2004 compared with 23.0% in the first nine months of 2003, primarily as a result of increased revenues and lower cost of services offset by increased selling, general and administrative expenses from incremental corporate costs to support ADESA as an independent public company and non-recurring transaction costs incurred in the first nine months of 2004.  The mix shift from institutional to dealer vehicles combined with higher average used vehicle conversion rates and management cost controls contributed to the improvement in operating profit margin in the first nine months of 2004.  Over the course of the year, management was successful in reducing direct costs at the auction sites to match volumes while also increasing revenue.

Interest Expense

Interest expense increased $5.3 million, or 44%, in the nine months ended September 30, 2004, compared with the same period in 2003, as the Company is carrying additional debt related to its recapitalization associated with the notes offering and new credit facility.  In the fourth quarter of 2004, the Company expects to incur approximately $3.9 million of additional interest expense, incremental to the expense incurred in 2003, as a result of the additional debt related to its recapitalization.

Loss on Extinguishment of Debt

ADESA redeemed its $90 million 7.7% Senior Notes, Series A, due 2006 and its $35 million 8.1% Senior Notes, Series B, due 2010 on August 18, 2004.  As previously announced by the Company, the redemption resulted in non-recurring expenses of $14.0 million before income taxes.  The non-recurring expenses included an early redemption penalty and the write-off of unamortized debt issue costs.

Provision for Income Taxes

The effective income tax rate was 39.3% for the nine months ended September 30, 2004, a slight decrease from the effective rate of 40.1% for the nine months ended September 30, 2003.

Discontinued Operations

In February 2003, ADESA approved a plan to discontinue the operations of its vehicle importation business.  The financial results of the vehicle importation business have been accounted for as discontinued operations.   Net loss from discontinued operations for the first nine months of 2004 includes a $6.7 million pre-tax charge, $4.1 million net of tax, related to a jury award and the related interest and legal costs in a suit filed by a former employee of the Company’s vehicle importation business.  Net income from discontinued operations for the first nine months of 2003 was $0.3 million as a result of a litigation settlement in the Company’s discontinued vehicle transport business offset by exit charges incurred related to the Company’s vehicle importation business.

The following summarizes financial information for the discontinued operations (in millions):

	Nine Months Ended September 30,
	2004	2003

Operating revenues	$—	$2.0
(Loss) income from discontinued operations before income taxes	$(6.7)	$0.4
Net (loss) income from discontinued operations	$(4.1)	$0.3

LIQUIDITY AND CAPITAL RESOURCES

On June 15, 2004, the Company consummated the initial public offering of 6,250,000 shares of common stock, resulting in proceeds of $136.0 million, net of transaction costs of $14.0 million.  The Company used the net proceeds from this offering, together with the net proceeds from the notes offering and $275.0 million borrowed under the Company’s new credit facility, to repay $75.1 million of outstanding debt to unaffiliated third parties, to pay accrued interest and principal on the $100.0 million intercompany note representing a dividend paid to ALLETE, and to repay all of the Company’s other outstanding intercompany debt owed to ALLETE and its subsidiaries totaling $105.0 million.  In addition, the Company’s two existing senior notes were redeemed on August 18, 2004 for $139.0 million, including $14.0 million of non-recurring expenses.  The remaining net proceeds from the initial public offering, notes offering and new credit facility will be used for general corporate purposes, including the repurchase of up to $130 million of the Company’s common stock pursuant to a share repurchase program approved by the Company’s board of directors on August 30, 2004.  The Company anticipates that its share repurchase program may include open market transactions executed from time to time at prevailing market prices, as well as privately negotiated transactions, and will be structured to comply with, and be conducted under, Rule 10b-18 of the Securities and Exchange Act of 1934 and other applicable regulations.  The Company’s initial transaction under the share repurchase program was completed on October 28, 2004 with the purchase of a total of 3.2 million shares of ADESA common stock at an average price of $19.68 per share from the U.S. Bank National Association and American Express Trust, trustees for the Minnesota Power and Affiliated Companies Master Pension Trust and the Minnesota Power and Affiliated Companies Retirement Savings and Stock Ownership Plan, which are employee benefit plans of ALLETE.

The Company believes that the strongest indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility.

(Dollars in millions)	September 30, 2004	December 31, 2003

Cash and cash equivalents	$405.5	$112.7
Restricted cash	$14.3	$3.4
Working capital	$441.4	$56.8
Amounts available under new credit facility	$139.0	NA
Current ratio	1.8:1	1.1:1

Working Capital

A substantial amount of the Company’s working capital is generated internally from payments for services provided.  ADESA had historically funded short-term working capital needs through lines of credit from ALLETE.  On June 21, 2004, ADESA secured a $150 million revolving line of credit from which no amounts were drawn as of September 30, 2004.  There were outstanding letters of credit totaling approximately $11 million at September 30, 2004, which reduce the available borrowings under the credit facility.  In addition, the remaining $100 million of the Company’s term loan B facility was drawn in August 2004.  The Company expects the credit facility to meet its current working capital needs and the needs of its subsidiaries.

The majority of the Company’s working capital needs are short-term in nature, usually less than a week in duration.  Due to the decentralized nature of the business, payments for services are received in person at each auction and loan production office and deposited.  Most of the financial institutions place a temporary hold on the availability of the funds deposited that can range anywhere from one to five business days, resulting in cash in the Company’s accounts and on its balance sheet that is unavailable for use until it is made available by the various financial institutions.  Over the years, the Company has increased the amount of funds that are available for immediate use and is actively working on initiatives that will continue to decrease the time between the deposit of and the availability of the collection receipts from customers.  There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities.  Since the majority of these outstanding checks for operations in the US are drawn upon bank accounts at financial institutions other than the financial institutions that hold the unavailable cash, the Company does not have the right to offset the cash and the outstanding checks on its balance sheet.

On August 18, 2004, the Company completed the redemption of its $90 million 7.7% Series A Senior Notes due 2006 and its $35 million 8.1% Series B Senior Notes due 2010.  As previously announced by the Company, the redemption resulted in third quarter non-recurring prepayment expenses of $14.0 million before taxes.  The non-recurring expenses included an early redemption penalty and the write-off of unamortized debt issuance costs and are classified as “Loss on extinguishment of debt” in the Company’s consolidated statements of income.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers.  Financing is provided for an average term of 30 to 45 days.   AFC principally generates its funding through the sale of its US dollar denominated receivables.  For further discussion of AFC’s securitization arrangements, see “Off-balance Sheet Arrangements”.

Summary of Cash Flows

The Company strives to improve cash flow from operations. ADESA’s strategy includes growing its vehicle auction and dealer financing businesses both internally by expanding facilities, services and operations, and externally through acquisitions.

	Nine Months Ended September 30,
(In millions)	2004	2003	Change
Net cash provided by (used for):
Operating activities	$95.6	$104.4	$(8.8)
Investing activities	(2.7)	(30.7)	28.0
Financing activities	199.3	(58.7)	258.0
Effect of exchange rate on cash	0.6	4.9	(4.3)
Net increase in cash and cash equivalents	$292.8	$19.9	$272.9

Through the first nine months of 2004, cash flow from operating activities was $95.6 million compared with $104.4 million for the same period in 2003.  A $6.8 million decrease in net income was the primary reason for the decrease in operating cash flow.  Operating cash flow was favorably impacted by a $63.0 million increase in accounts payable and accrued expenses offset by increases in finance and trade receivables totaling $65.3 million.  The increase in accounts payable and receivables reflects an increase in vehicles sold at the Company’s auctions in the last few days of September 2004 compared with the last few days of September 2003.  The greater volume of vehicles sold over the last few days of the period provides a shorter time frame to collect receivables and settle payables to sellers, thereby increasing the corresponding amounts carried on the balance sheet.  The settlement process with the sellers of dealer vehicles is longer than with institutional sellers primarily due to the titling process.

Net cash used by investing activities was $2.7 million for the first nine months of 2004, compared with net cash used by investing activities of $30.7 million for the same period in 2003.  This change was principally due to the timing of capital activities including an increase in sales of excess land and assets of $10.0 million for the nine months ended September 30, 2004, compared with the same period in 2003 and a $7.0 million decline in purchases of property and equipment for the first nine months of 2004 as compared with the first nine months of 2003.  For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.  In addition, the Company purchased $10.1 million in development revenue bonds in connection with a capital lease during the nine month period ended September 30, 2003.

Cash provided by financing activities was $199.3 million for the first nine months of 2004, compared with cash used by financing activities of $58.7 million for the same period in 2003.  This change was principally due to $136 million of proceeds received from the initial public offering as well as $500 million of proceeds received from the issuance of debt, offset by the repayment of debt of $345.6 million and $117.5 million of dividend payments to ALLETE.

Other Financial Data

EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Given the lack of comparable per share information for 2003 and 2004, the Company believes that EBITDA is a useful supplement and meaningful indicator of earnings performance to be used by its investors, financial analysts and others to analyze the Company’s financial performance and results of operations over time.  In addition, EBITDA is a useful supplement to net cash provided by operating activities to help investors understand the Company’s ability to generate cash flows from operations that are available for taxes, debt service and capital expenditures.  EBITDA is also used by the Company’s creditors in assessing debt covenant compliance.

While the Company believes that EBITDA is an important financial measure, it is not presented as an alternative to cash flow, income from continuing operations or net income as indicators of liquidity or operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (GAAP).  This measure may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA (In millions)	2004	2003	2004	2003
Income from continuing operations	$21.6	$29.2	$87.5	$89.9
Add back:
Income tax expense	14.0	19.8	56.6	60.1
Interest expense	8.7	4.0	17.4	12.1
Depreciation and amortization	8.6	8.6	26.7	25.6
EBITDA	$52.9	$61.6	$188.2	$187.7

EBITDA for the three months ended September 30, 2004, includes incremental corporate expenses of $3.0 million and non-recurring transaction costs of $14.4 million.  EBITDA for the nine months ended September 30, 2004, includes incremental corporate expenses of $7.3 million and non-recurring transaction costs of $17.0 million.  The Company does not expect to incur any additional non-recurring transaction or debt prepayment expenses in the fourth quarter of 2004.  Additional incremental corporate expenses to support ADESA as an independent public company of approximately $3.7 million are expected to be incurred in the fourth quarter of 2004.

A reconciliation of net cash provided by operating activities, another comparable GAAP measure, to EBITDA for each of the fiscal periods indicated is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA (In millions)	2004	2003	2004	2003
Net cash provided by operating activities	$12.6	$74.1	$95.6	$104.4
Changes in operating assets and liabilities, net of acquisitions	23.8	(33.9)	26.3	24.0
Bad debt expense	(2.5)	—	(4.0)	(3.7)
Gain on disposal of assets	0.7	0.3	0.8	0.1
Interest expense	8.7	4.0	17.4	12.1
Income tax expense	14.0	19.8	56.6	60.1
Deferred income tax	(3.4)	(2.9)	(7.4)	(9.0)
Discontinued operations (net of taxes)	0.1	0.2	4.1	(0.3)
Compensation earned under restricted stock	(0.5)	—	(0.6)	—
Other non-cash	(0.6)	—	(0.6)	—
EBITDA	$52.9	$61.6	$188.2	$187.7

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2004, and the year ended December 31, 2003, were $13.1 million and $26.9 million, and were funded primarily from internally generated funds.  Planned capital expenditures for the remainder of 2004 are expected to total between $20 million and $25 million.  Capital expenditures are expected to total approximately $200 million for 2005 through 2009.   Anticipated expenditures are primarily attributable to expansions and ongoing improvements at existing vehicle auction facilities and improvements in information technology systems.  Future capital expenditures could vary substantially if the Company is required to undertake corrective action or incur environmental costs in connection with any outstanding or future liabilities. ADESA may also pursue expansion opportunities, including the acquisition of other companies.

In June 2003, the Company restructured its financial arrangements with respect to its facilities located in Tracy, California; Boston, Massachusetts; Charlotte, North Carolina, and Knoxville, Tennessee.  These leased facilities were previously accounted for as operating leases.  Non-cash capital expenditures for the first nine months of 2003 included a total of $73.4 million for entering into a debt arrangement for the Tracy facility and the assumption of debt for the Boston, Charlotte and Knoxville facilities.  The debt arrangements for these facilities were repaid in June 2004 with proceeds from the June 2004 transactions.  In the third quarter of 2003, the Company entered into a $34.5 million capital lease for its new Atlanta facility which will remain outstanding through 2013.

Contractual Obligations

The following summarizes the Company’s contractual cash obligations as of September 30, 2004 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt
Long-term debt	$0.2	$0.1	$0.1	$—	$—
Senior subordinated notes	125.0	—	—	—	125.0
Term loan facilities	365.7	37.0	74.0	74.0	180.7
Capital lease obligation	34.5	—	—	—	34.5
Operating leases	107.0	18.8	27.9	11.5	48.8
Total contractual cash obligations	$632.4	$55.9	$102.0	$85.5	$389.0

The Company believes its sources of liquidity from its cash and cash equivalents on hand, cash provided by operating activities, and availability under its credit facility are sufficient to meet its short and long-term operating needs.  In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company’s capital requirements, debt service, working capital, and dividend payment commitments for the next five years.  On October 20, 2004, the Company’s board of directors declared a fourth quarter dividend of $0.075 per common share payable December 15, 2004, to shareholders of record on November 15, 2004.   The Company also believes its liquidity position will provide adequate funding to repurchase up to $130.0 million of common shares beginning in the fourth quarter of 2004, subject to market conditions.

Off-Balance Sheet Arrangements

AFC sells the majority of US dollar denominated finance receivables on a revolving basis to a wholly-owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes.  AFC and the special purpose subsidiary amended their securitization agreement on June 15, 2004.  In addition, the agreement was amended further on October 14, 2004 to extend the expiration date.  The agreement expires in January 2006, subject to annual renewal and allows for the revolving sale, to a bank conduit facility, of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity.  The special purpose subsidiary had $425 million of committed liquidity at September 30, 2004.  Receivables sold are not reported on the Company’s consolidated balance sheet.

At September 30, 2004, AFC managed total finance receivables of $616.3 million, of which $539.4 million had been sold to the special purpose subsidiary.  The special purpose subsidiary then in turn sold loans, with recourse to the special purpose subsidiary, of $364.8 million to the bank conduit facility at September 30, 2004 leaving $251.5 million of gross finance receivables recorded on the Company’s consolidated balance sheet at September 30, 2004.

Receivables under management, sold, and retained were as follows (in millions):

Finance Receivables	September 30, 2004	December 31, 2003

Total receivables managed	$616.3	$533.1
Less: amounts sold	(364.8)	(333.8)
Receivables retained	251.5	199.3
Less: allowance for losses	(5.6)	(5.0)
Net finance receivables	$245.9	$194.3

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers.  AFC and the special purpose subsidiary must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and termination events tied to the performance of the finance receivables portfolio.  The securitization agreement also incorporates the financial covenants of ADESA’s senior secured credit facility.  AFC has historically performed better than the covenant thresholds set forth in the securitization agreement, and the Company is not aware of any changing circumstances that would put AFC or the Company in non-compliance with the covenants contained therein.

Stock-Based Compensation

Concurrently with the initial public offering, non-qualified stock options covering a total of 2.9 million ADESA shares and restricted stock units covering a total of approximately 154,000 ADESA shares were issued.  The restricted stock units vest after three years and are accounted for in conformity with SFAS No. 123, “Accounting for Stock Based Compensation.”  Effective with the initial public offering, the restricted stock units were valued at the initial public offering price of $24 per share.  The fair market value of the granted units ($3.7 million) was recorded in “Additional paid-in capital” with the unearned compensation expense recorded as a reduction of stockholders’ equity.  Concurrently with the separation from ALLETE on September 20, 2004, approximately 167,000 ALLETE restricted stock units and performance shares held by ADESA employees were converted to ADESA restricted stock units and performance shares.  The majority of these converted share awards vest in the first quarter of 2005.  Compensation expense related to restricted and performance share stock awards is recognized ratably over the vesting period.

The stock options have a six-year term and were granted at $24.00, the initial public offering price of the Company’s common stock.  A majority of the options vest in equal increments at June 15, 2005, 2006, and 2007.  The remaining options vest in equal increments at December 31, 2004, 2005, and 2006.  The stock option grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method.  Accordingly, the Company does not recognize expense for employee stock options that were granted.  Using the Black-Scholes option pricing model and the assumptions of a risk-free interest rate of 3.60%, an expected life of four years, expected volatility of 39%, and a dividend growth rate of 1.25% results in pro forma stock compensation expense, net of tax, of $2.1 million and $2.6 million for the three and nine-month periods ended September 30, 2004.

All options to purchase ALLETE common stock held by the employees and directors of ADESA were converted into options to purchase ADESA common stock effective as of the consummation of the separation from ALLETE.  The number of shares of ADESA common stock subject to the converted option was equal to the number of shares of ALLETE common stock subject to the original option multiplied by an ADESA option ratio (discussed below) and the per share exercise price of the converted option was equal to the per share exercise price of the original option divided by the ADESA option ratio.  The vesting and expiration of the adjusted option will be conditioned upon continuing employment with ADESA, or in the case of our directors, continued service on the Company’s board of directors.  This method of adjustment was intended to preserve both the aggregate intrinsic value of each option and the ratio of the exercise price to the market price of the shares.  The ADESA option ratio of approximately 1.63 ADESA options for each ALLETE option converted was based upon the ratio of the fair market value of ALLETE stock prior to the separation to the fair market value of ADESA stock following the separation from ALLETE.

The conversion of ALLETE options held by ADESA employees and directors on September 20, 2004 resulted in approximately 1.5 million additional ADESA options outstanding.   The converted options consist of approximately 111,000 options with an exercise price of $8.40 to $10.50, 1,378,000 options with an exercise price of $12.58 to $16.00, and 34,000 options with an exercise price of $17.14 to $18.71.  At September 30, 2004, all of the options with exercise prices of $8.40 to $10.50 and $17.14 to $18.71 were exercisable at average prices of $9.94 and $17.65.  Of the options with an exercise price of $12.58 to $16.00, 1,044,000 options were exercisable on September 30, 2004 at an average price of $14.45.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited to the conversion of operating results of its Canadian and, to a much lesser extent, Mexican subsidiaries. The Company has not entered into any foreign exchange contracts to hedge the conversion of its Canadian or Mexican operating results.  As a result, the currency translation positively affected net income for the Canadian operations by approximately $0.3 million and $1.1 million for the three and nine months ended September 30, 2004.  Currency exposure of its Mexican operations, which began in 2002, is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings.  Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay.  In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt.  Both interest rate swap agreements contain amortizing provisions and mature in December 2006.  The Company has designated its interest rate swap agreements as cash flow hedges.  The fair value of the interest rate swap agreements is estimated using pricing models used widely in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date.  At September 30, 2004, the fair value of the interest rate swap agreements is $1.4 million which is recorded in “Other liabilities” on the consolidated balance sheet.  In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”.  Unrealized losses on interest rate swap agreements totaling $0.9 million, net of taxes of $0.5 million, are included as a component of “Accumulated other comprehensive income”.  The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.  The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt.  A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term interest rates for the three and nine months ended September 30, 2004 would have resulted in an increase in interest expense of approximately $0.4 million and $1.5 million.

Item 4.  Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of the Company’s management, including the Company’s chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined by the Exchange Act rules 13(a)-15 and 15(d)-15) as of the end of the period covered by this report.  Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to personal injuries and property damage arising from the transportation and parking of vehicles, environmental laws and regulations, and other litigation incidental to the business such as employment and dealer claims and disputes.  Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Legal and regulatory proceedings which could be material are discussed below.  Other contingencies are discussed in Note 13— Commitments and Contingencies in the Notes to Consolidated Financial Statements.

In December 2003, the staff of the Securities and Exchange Commission initiated an informal inquiry relating to ALLETE’s internal audit function and the internal financial reporting of ALLETE  (ADESA’s former parent), ADESA, AFC, a wholly-owned subsidiary of ADESA, and the loan loss methodology at AFC.  ALLETE and the Company fully and voluntarily cooperated with the informal inquiry and sent a response to the SEC in February 2004.  Management believes that the Company has acted appropriately and that this inquiry will not result in action that has a material adverse impact on the Company or its reported results of operations.   The Company has had no further communication with the SEC on this matter.

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

The Company engaged GeoInsight, Inc. an environmental services firm, to conduct tests of the soil and groundwater at the salvage auction site.  In December 2003, GeoInsight, Inc. collected soil samples, conducted groundwater tests and provided oversight for the installation of monitoring wells in various locations on and adjacent to the property adjoining the residential community.  The results of the soil and water tests indicated levels of MTBE exceeding MDEP standards.  In January 2004, GeoInsight, Inc. collected air samples from two residences that the Company identified as having elevated drinking water concentrations of MTBE.  The Company has been advised that inhalation of, or contact exposure to MTBE in the ambient air poses minimal risk to human health.  In response to its empirical findings, the Company proposed to MDEP that the Company install granular activated carbon filtration systems in the approximately 33 affected residences.  The Company has installed filtration units in the residences that may be impacted by the water contamination.

GeoInsight, Inc. prepared an immediate response action (IRA) plan to determine the extent of the environmental impact and define activities to prevent further environmental contamination.  The IRA Plan, which the Company filed on January 24, 2004, describes the initial activities the Company performed, and proposes additional measures that the Company will use to further assess the existence of any imminent hazard to human health. In addition, as required by the MDEP, the Company has conducted an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells.  GeoInsight, Inc. does not believe that an imminent hazard condition exists at the salvage auction site; however, the investigation and assessment of site conditions are ongoing.

The Company submitted an IRA status report to MDEP on March 30, 2004.  Additionally, the Company is submitting bi-weekly status updates to MDEP.  A comprehensive ground water sampling event and monthly residential sampling event were conducted during the week of April 26, 2004.  The Company’s representatives recently met with the Taunton City Council and agreed in principal that the Company would extend municipal water services to the residences that are impacted by the water contamination.

The Company has an accrual of $1.5 million at September 30, 2004 with respect to the Taunton matter, including the estimated costs (as of September 30, 2004) associated with its proposal to extend the municipal water service.  This amount is included in the $3.7 million liability accrued for environmental matters at September 30, 2004.

In addition, the Company has received correspondence from an attorney representing residents of the adjoining residential community suggesting that the Company enter into discussions concerning property damage claims for diminution in value due to the MTBE release.  Accordingly, there is a possibility that property damage litigation may be filed against the Company.  At this time, the Company does not believe it is liable for any diminution in value claims and has not recorded any accruals for such claims.  The Company has put its environmental insurance carrier on notice of the claims with respect to the Taunton environmental matter.  The insurance carrier has retained an environmental consultant and is in the process of analyzing the underlying facts and circumstances to determine if and to what extent insurance coverage may exist.

ADESA Importation Services, Inc. litigation

On January 29, 2002, a former employee of ADESA Importation Services, Inc. (“AIS”), the Company’s wholly-owned subsidiary, filed suit against ADESA and AIS in the Circuit Court of the State of Michigan, County of Genesee, Case No. 02-72517-CK, alleging breach of contract and breach of other oral agreements related to AIS’s purchase of International Vehicle Importers, Inc. in December 2000.  The former employee was the controlling shareholder who sold the business to AIS in 2000.  AIS filed a counterclaim against the former employee including allegations of a number of improper acts by the employee including breach of contract, breach of fiduciary duty and fraud. Pursuant to Michigan law, the case was originally evaluated by a three attorney panel.  During the mandatory case evaluation process, the three attorney panel awarded the former employee damages of $153,000.  At the same time, the panel awarded ADESA and AIS damages of $225,000 for its counterclaims.  The former employee rejected the panel’s decision resulting in a jury trial.  On June 1, 2004, the jury awarded damages of $5.8 million to the former employee related to the allegation that ADESA breached oral agreements to provide funding to AIS.  The jury found in favor of ADESA and AIS on three of its counterclaims including breach of contract, breach of fiduciary duty and fraud and awarded ADESA and AIS $69,000.  On July 8, 2004, the Genesee County Circuit Court entered judgment for the plaintiffs in the amount of $6,373,812, netting the amount of the two judgments and awarding the plaintiff prejudgment interest.  On October 11, the Genesee County Circuit Court denied post-judgment motions made by ADESA and AIS for a new trial and/or reduction in the damages.  The Company and AIS intend to file a Claim of Appeal with the Michigan Court of Appeals and to vigorously pursue such appeal.

The Company discontinued the operations of AIS, its vehicle importation business, in February 2003.  The Company accrued $6.3 million  ($5.8 million award plus accrued interest of $0.5 million) as a result of the jury trial verdict and $0.4 million of related legal expenses in 2004 as a loss from discontinued operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds of approximately $136.0 million and $121.7 million from its initial public offering and notes offering, respectively.  The Company used the net proceeds from the initial public offering and the notes offering, together with the $275.0 million borrowed under the Company’s new credit facility, to repay $75.1 million of outstanding debt to unaffiliated third parties, to pay accrued interest and principal on the $100.0 million intercompany note representing a dividend paid to ALLETE and to repay all of the Company’s other outstanding intercompany debt owed to ALLETE and its subsidiaries, totaling $105.0 million.  In addition, the Company’s two existing senior notes were redeemed on August 18, 2004, for $139.0 million.  The remaining net proceeds from the initial public offering and notes offering will be used for general corporate purposes, including the repurchase of up to $130 million of the Company’s common stock pursuant to a share repurchase program approved by the Company’s board of directors on August 30, 2004.  The Company anticipates that its share repurchase program may include open market transactions executed from time to time at prevailing market prices, as well as privately negotiated transactions, and will be structured to comply with, and be conducted under, Rule 10b-18 of the Securities and Exchange Commission and all other applicable regulations.  The Company’s initial transaction under the share repurchase program was completed on October 28, 2004 with the purchase of a total of 3.2 million shares of ADESA common stock at an average price of $19.68 per share from the U.S. Bank National Association and American Express Trust, trustees for the Minnesota Power and Affiliated Companies Master Pension Trust and the Minnesota Power and Affiliated Companies Retirement Savings and Stock Ownership Plan, which are employee benefit plans of ALLETE.

Item 6.           Exhibits

(a)                                  Exhibits.  The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADESA, Inc.
(Registrant)

Date: November 5, 2004	/s/ Cameron C. Hitchcock
Cameron C. Hitchcock
Executive Vice President and Chief Financial Officer

Date: November 5, 2004	/s/ Scott A. Anderson
Scott A. Anderson
Controller

EXHIBITS

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of David G. Gartzke
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Cameron C. Hitchcock
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of David G. Gartzke
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Cameron C. Hitchcock