Form 10-K
period 2004-12-31
ADESA INC
filed 2005-03-29
CIK 1281949

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32198

ADESA, Inc.
Delaware (State or other jurisdiction of incorporation or organization)	35-1842546 (I.R.S. Employer Identification No.)

13085 Hamilton Crossing Boulevard
Carmel, Indiana 46032
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (800) 923-3725

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

 The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $150,250,000 at June 30, 2004.

 As of March 18, 2005, the registrant had 91,076,424 shares of common stock outstanding.

Documents Incorporated by Reference

 Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2005 described in Part III hereof, are incorporated by reference in this report.

Forward-Looking Statements

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends, and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including but not limited to expectations, estimates, assumptions and projections regarding the industry, business, future operating results, and anticipated cash requirements) may be forward-looking statements. Actual results could differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Some of these factors include: general business conditions; market trends; competition; weather; vehicle production; trends in new and used vehicle sales; business development activities, including acquisitions; economic conditions including exchange rate and interest rate fluctuations; litigation developments and other risks described from time to time in ADESA's filings with the Securities and Exchange Commission including the Quarterly Reports on Form 10-Q to be filed by ADESA in 2005. Many of these risk factors are outside of ADESA's control, and as such, they involve risks which are not currently known to ADESA that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date hereof and ADESA does not undertake to update its forward-looking statements.

 ADESA's future growth depends on a variety of factors, including its ability to increase volume, acquire additional auctions, manage expansion, control costs in its operations, introduce modest fee increases and new services, consolidate future auction acquisitions into existing operations and retain its executive officers and key employees. In addition, ADESA's indebtedness will require it to use a portion of its operating cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion and ongoing capital expenditures. Accordingly, ADESA cannot predict whether its growth strategy will be successful. ADESA cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on its auction business.

PART I

Item 1. Business

GENERAL

 ADESA, Inc. is North America's largest publicly traded provider of wholesale vehicle auction and related redistribution services and floorplan financing for used vehicle dealers. The Company's operations span North America with 53 ADESA used vehicle auction sites, 30 salvage vehicle auction sites and 83 Automotive Finance Corporation ("AFC") loan production offices. As used herein, the terms "the Company" and "ADESA" mean ADESA, Inc. and its consolidated subsidiaries.

 Vehicles available at ADESA auctions include vehicles from dealers turning their inventory and off-lease vehicles, repossessed vehicles, rental and other program fleet vehicles that have reached a predetermined age or mileage at which time they are repurchased pursuant to agreements with the manufacturers. The Company's salvage auctions facilitate the redistribution of damaged vehicles that are branded as total losses for insurance or business purposes as well as recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company's salvage auction business is the third largest in North America and specializes in providing services such as inbound and outbound logistics, inspection, evaluation, titling and settlement administrative services.

 Redistribution services include a variety of activities designed to transfer used and salvage (also referred to as "total loss") vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for the customer, the Company generally does not take title to or ownership of the vehicles sold at its auctions. The Company generally earns fees from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

 ADESA is the second largest used vehicle auction network in North America, based on the number of used vehicles passing through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. Through its wholly-owned subsidiary, AFC, the Company also provides short-term inventory-secured financing, known as floorplan financing, for used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities.

 ADESA's used vehicle auction facilities are strategically located to draw professional sellers and buyers of vehicles together and create a marketplace for the redistribution of vehicles. Sellers of used vehicles are generally divided into two broad categories: institutions and dealers.

  •
  Institutional customers include vehicle manufacturers and their captive finance arms, banks, vehicle finance companies, credit unions, other financial institutions, vehicle rental companies, commercial fleets and fleet management/licensing companies.

  •
  Selling dealers include licensed franchised, independent and wholesale vehicle dealers. Buyers at the Company's used vehicle auctions are primarily used vehicle dealers.

 Salvage vehicles are primarily supplied by property and casualty insurance companies as well as vehicle leasing and rental car companies and are usually sold to licensed vehicle dismantlers, rebuilders, repair shop operators and used vehicle dealers. ADESA generates fees from sellers and buyers during the auction process which vary depending on the services provided. ADESA's dealer financing business primarily serves independent dealers who purchase vehicles at the Company's auctions, other auctions and non-auction sources.

INDUSTRY OVERVIEW

Vehicle redistribution industry

 The vehicle redistribution industry encompasses the activities designed to transfer used and salvage vehicle ownership between sellers and buyers throughout the vehicle life cycle. In the US and Canada in 2004, there were approximately 248 million vehicles in operation (also referred to as vehicle "parc"), approximately 229 million of which were located in the US and 19 million of which were located in Canada. Approximately 18 to 19 million new vehicles (including medium and heavy trucks) enter the vehicle parc each year (based on 1999-2004 data) while annual vehicle scrappage is approximately 13 to 15 million vehicles, resulting in a growth in the vehicle parc of approximately 3 to 6 million vehicles per year in the US and Canada. The growth in vehicle parc each year is affected by several factors, including sales of new vehicles, population growth (especially those of legal driving age), growth in the number of vehicles per household and the longer lifespan of vehicles currently on the road today. Of the 248 million vehicles in operation in the US and Canada in 2004, approximately 45 million used vehicles (43 million in the US and 2 million in Canada), or nearly 18% of the total parc, changed hands, representing the total opportunity available to used vehicle auctions, up from 40 million vehicles in 1990. Total used vehicle sales decreased modestly (less than 2 percent) from 2003 to 2004. However, retail sales of used vehicles, which exclude sales by private individuals, increased approximately 2.6 percent from 2003 to roughly 32 million units in 2004. Independent used vehicle dealers had a record year in 2004 selling more than one million more vehicles in 2004 than they did in 2003. Auction volumes declined slightly in 2004 in a year of great challenge for the industry to replace lost off-lease volume with volume from other sources, especially dealer consignment. Approximately 22% of the 45 million vehicles sold (or slightly less than 10 million vehicles) passed through National Auto Auction Association ("NAAA") member auctions in 2004. The Company projects growth in the vehicle redistribution industry of more than one million vehicles over the next five years, with a growing percentage over the next three years likely to come from dealers and a corresponding decline in percentage coming from institutional suppliers.

 The percentage of claims resulting in a total loss continues to increase as a result of higher cost equipment, the limited availability of like-kind and like-quality used parts and underwriting and claims practices among insurance companies. It is anticipated that the vehicle redistribution industry will continue to benefit from the increasing number of vehicles in operation, which should translate into increasing vehicle sales at auction.

 The following diagram summarizes the vehicle life cycle and redistribution industry in North America for the year ended December 31, 2004.

The Vehicle Life Cycle and Vehicle Remarketing in 2004
-U.S. & Canada-

*Includes approximately 3.25 million units of salvage auction sales.

Used vehicle auctions

 Auctions play a critical role in the vehicle redistribution industry. By capitalizing on economies of scale, auctions efficiently transfer ownership and titles; administer the flow of funds between sellers and buyers of vehicles; and facilitate the storing, transporting, reconditioning and selling of vehicles. In addition, auctions serve as a real-time independent marketplace for the industry. The used vehicle auction sector is large and growing, accounting for slightly less than 10 million of the 45 million vehicles that changed hands in 2004. The number of vehicles auctioned rose from approximately 7.4 million in 1997 to slightly less than 10 million in 2004, representing a compound annual growth rate of approximately 5 percent. The percentage of used vehicles that were sourced at auction and sold to retail customers by franchised dealers has grown from 6% in 1982 to 34% in 2003.

 The supply of used vehicles for sale at auction is provided by institutional customers and selling dealers. Institutional customers supply the auctions mainly with off-lease repossessed, and end of program term vehicles in addition to fleet vehicles that have reached a predetermined mileage level, age or condition. Program vehicles are vehicles used by rental car companies and other companies with individual corporate fleets of vehicles that are returned to manufacturers through repurchasing programs. It is estimated that approximately 5 million of the vehicles sold at NAAA auctions in 2004 were institutional vehicles (manufacturers, automotive finance companies, rental companies, commercial fleets, etc.), or approximately 50% of the total vehicles sold at auction. Selling dealers account for the remainder of the vehicles sold at NAAA affiliated auctions in 2004.

 Typically, institutional customers and selling dealers select auction sites based upon market prices, conversion rates, service and location. In addition, the volume of vehicles that dealers sell at auction is affected by previous auction purchases by the dealers, unwanted trade-ins from customers and aged inventory. Off-lease volumes presented for wholesale remarketing in the US fell from an estimated 1.9 million units in 2003 to 1.4 million units in 2004. ADESA anticipates that dealer supplied vehicles will be the primary source of auction volume growth in the coming years as off-lease volumes are expected to continue declining, albeit at a slower rate, through 2007. After 2007, ADESA expects the impact of current growth in lease penetration to result in modest growth in off-lease volumes, although not at the rate experienced earlier in this decade. Vehicle finance companies are expected to furnish more than one million units a year of repossessions to the remarketing industry. In addition, the Company expects off-rental and commercial fleet vehicles to supply steady volumes to the remarketing industry in the coming years.

 The demand for used vehicles at auction is driven by the retail demand for used vehicles. Franchise and used vehicle dealers in the US sold approximately 30.7 million used vehicles in 2004, accounting for approximately 72% of the total used vehicle sales in the US. The demand for used vehicles has grown due to the increase in the number of households that have more than one vehicle, improvements by manufacturers to the quality of vehicles that have extended vehicle lifespan and made used vehicles a more attractive option for retail vehicle buyers, and the affordability of used vehicles relative to new vehicles. To satisfy the demand for used vehicles, dealers increasingly utilize used vehicle auctions in addition to various other sources of supply to stock their inventory, including trade-ins from customers on new and used vehicle purchases, purchases from other dealers, wholesalers, individuals or other entities.

Salvage auctions

 The salvage sector of the auction industry has shown moderate organic growth over the last several years, and estimates indicate that approximately 3.2 million salvage vehicles were redistributed in the US and Canada in 2004. The remainder of the "scrappage" from the vehicle parc primarily consists of vehicles that were unaccounted for in vehicle registration records. While salvage auctions play a similar redistribution role in the salvage industry as used vehicle auctions, salvage auctions are usually loss mitigators for the sellers of the vehicles.

 Some factors that determine the supply of vehicles available for sale at a salvage auction include the number of accidents, thefts and fires, as well as the occurrence of major weather events and natural disasters. Increasing technological complexity of vehicles continues to lead insurers to declare more vehicles as salvage than in the past due to heightened costs of repairs. We estimate the percentage of claims resulting in a total loss has consistently increased over the last five years from 8.5% of claims in 2000 to more than 13% of claims in 2004. Insurance companies and other institutional customers declare the ownership or title of a damaged vehicle as a total loss based upon the extent of the damage, and the majority of these vehicles exit the vehicle parc as scrappage. Other factors have also played a role in the increased salvage vehicle supply, including shifting consumer preferences towards trucks, which generally are more costly to repair than cars, rising overall repair costs, and new title branding and ownership legislation in many states and provinces that require insurance companies to automatically brand vehicles as total losses once damages reach a certain percentage of the vehicle's value.

 Market values can vary widely between units of the same make, model and production year at salvage auctions based upon the extent of damage to the vehicles. The demand for salvage recovery services is driven by the value placed upon the parts that can be extracted from the vehicle and resold in order to repair vehicles that are still in operation. The insurance industry also utilizes the value of these parts in determining the settlement of claims submitted by policyholders for vehicle repairs. Scrap metal prices also play a role in salvage vehicle demand and pricing. As the number of vehicles in operation grows and vehicle lifespan continues to lengthen, the demand for parts from salvage vehicles should also grow, further driving demand upward for vehicles available for sale at salvage auctions.

 The primary buyers of salvage vehicles are vehicle dismantlers, rebuilders, repair shop operators and used vehicle dealers. Vehicle dismantlers, which are generally the largest group of salvage vehicle buyers either dismantle salvage vehicles and sell parts individually or sell entire salvage vehicles to rebuilders, used vehicle dealers or the public. Vehicle rebuilders and repair shop operators generally purchase salvage vehicles to repair and resell subject to applicable disclosure laws and regulations.

Internet and online auctions

 The wholesale vehicle redistribution industry has utilized the internet for nearly a decade. Since the mid-1990s, internet access has been offered by many of the auction service providers in the industry and is an accepted means of conducting business for sellers and buyers of used and salvage vehicles. The industry utilizes the internet for a number of purposes, including:

  •
  Live, real time selling of vehicles via simultaneous bidding between online bidders and bidders at the physical auction.

  •
  Online auctions with live, real time selling of vehicles.

  •
  Bulletin board selling of vehicles at a set price or via an auction which is held for a set period of time (for example, several hours, a day or a week) and during which bids are taken on the vehicles. The highest bidder may then purchase the vehicle unless there is a floor price that has not been met.

  •
  The compilation of accurate, timely, wholesale market prices of used vehicles based upon sales at auction.

  •
  Additional customer services including:

  •
  Account information.

  •
  Online reporting of consigned vehicle inventory, auction run lists, vehicle condition reports and pictures of consigned vehicles.

  •
  Posting of auction locations, policies, registration documents, promotions and other auction company related information.

 ADESA believes that the optimal aggregate market price for a seller's inventory of vehicles can be obtained by simultaneously utilizing online auctions in concert with physical auctions. Based upon the individual characteristics, some vehicles may be suitable for an online only auction.

 Online auction solutions that do not include any use of physical auctions potentially lack services that are integral to the redistribution process. These services may include:

  •
  Secure storage of consigned vehicle inventory in centralized locations whereby customers can view the condition of multiple vehicles in person prior to sale at auction.

  •
  Physical movement of each used vehicle through the auction building at the time of sale for customers to view the driving condition of each vehicle.

  •
  Low cost vehicle enhancement services, including detailing and repairing of used vehicles and shrink wrapping of salvage units, all of which may increase the value of the vehicles prior to sale.

  •
  Immediate on-site arbitration of disputes arising between the buyer and seller of a vehicle at auction.

  •
  Processing of and handling of vehicle logistics, titles, ownership transfer and funds transfer.

  •
  Immediate availability of purchased vehicles at the time of sale to buyers for resale or use in their business.

  •
  On-site inspection and certification services.

  •
  Large concentration of buyers competing for the purchase of each vehicle in real time.

 The use of the internet for conducting wholesale transactions in the vehicle redistribution industry is growing. The Company estimates that between 500,000 to 750,000 units were sold industry-wide online in 2004. ADESA feels that simultaneously combining the physical auctions with online auctions in real time offers a superior method of vehicle redistribution when compared with other online only auction solutions; however, the Company still maintains online only auction technology to complement its physical auction business. The Company believes it is well positioned to offer the appropriate mix of physical and online auctions and services to its customers to ensure the most effective and efficient redistribution of their vehicles.

Dealer financing

 The used vehicle floorplan financing sector consists primarily of short-term inventory-secured financing for dealers who purchase used vehicles for immediate resale. Common floorplan terms in the industry range anywhere from 30 to 90 days with interest accruing on the outstanding principal balance. In addition, a fee is usually charged per vehicle financed. The financing component of the vehicle redistribution industry remains largely fragmented and includes traditional financial institutions, floorplan financing companies, auctions which provide financing and the finance companies of vehicle manufacturers. Franchised dealers primarily secure floorplan financing from the captive finance arms of the manufacturers as well as national, regional and local banks and financial institutions. The majority of this financing is not available to independent dealers. Each wholesale vehicle transaction presents an opportunity to provide a dealer with floorplan financing. Most lenders in the industry, including AFC, take a security interest in the vehicles floorplanned and protect their security interest through audits of dealer inventory. Floorplan financing is not a retail installment loan, but rather an inventory-secured financing loan of a very short duration for dealer purchases.

COMPETITIVE STRENGTHS

 ADESA believes that the following key competitive strengths are critical to its continuing success:

  •
  Comprehensive offering of vehicle redistribution services.    ADESA offers a comprehensive range of services, enabling it to serve sellers and buyers regardless of their size. The combination of the Company's used and salvage vehicle auctions with its marketing and internet-based services enables it to attract a large number of bidders, resulting in a higher sales rate for vehicles placed at auction for the first time, commonly referred to as the conversion rate, and higher sale prices for sellers of vehicles. The breadth of the Company's geographic coverage, the number of its facilities and the comprehensiveness of its offerings at these facilities allow ADESA to efficiently service customers, regardless of the size and location of their vehicle portfolios. ADESA's customers benefit from the convenience of the full range of services it offers, including:

    •
    Inbound and outbound logistics services relieve sellers of used and salvage vehicles from associated administrative burdens such as arranging pickup, towing, storage, marshalling and tracking related charges.

    •
    Reconditioning services for used vehicles enhance vehicle value to generate higher profit for sellers and greater satisfaction for buyers.

    •
    Inspection and certification services contribute to increased buyer confidence.

    •
    Administrative services handle title processing, transfer of funds, paperwork and salvage settlement processes, often resulting in lower administrative costs, greater efficiency and reduced turnaround times for customers.

    •
    Expedited settlement services allow insurance companies to out-source administrative tasks associated with the salvage settlement process, which reduces cycle time and the burden on insurance customers.

    •
    Floorplan financing services provided by AFC facilitate the purchase of vehicles at auction by providing convenient, short-term inventory-secured financing.

  •
  Established relationships with diversified customer base.    ADESA has established strong business relationships with selling dealers and institutional customers, such as vehicle manufacturers, insurers, financial institutions, rental agencies and fleet companies. The Company's customer base is primarily comprised of repeat customers, allowing services to be tailored to specific customer preferences. Furthermore, ADESA's network of regional facilities enables it to maintain and develop relationships with local sellers and buyers, while the Company's national presence allows institutional customers to access buyers across the country and to redistribute their vehicles to markets where demand best matches their supply. Due to the diversity of ADESA's customer base, the Company does not have a major concentration of business with any one customer on either the buyer or the seller side of the auction process. This diversity also allows the Company to better withstand changes in the economy and market conditions. The Company's established relationships include:

  •
  ADESA's strong relationships with institutional customers, including major domestic and foreign vehicle manufacturers, are important to its success. Institutional customers supply large quantities of late model vehicles that buyers typically find more attractive, resulting in stronger buyer participation.

  •
  ADESA's salvage auctions have strong relationships with many of the major insurance companies that write vehicle insurance coverage policies and supply salvage vehicles.

  •
  ADESA's floorplan financing business has more than 13,000 eligible dealers and relies on repeat customers for much of its success.

  •
  ADESA's sales and marketing teams in all facets of the business seek to foster and maintain strong relationships with customers through frequent contact and consistent customer service.

  •
  ADESA's sales, operations and information technology teams are aligned across each operating unit from the local level to the corporate office. These open lines of communication position the Company to be more responsive and timely in meeting customers' needs and goals, regardless of the size of their portfolio of vehicles.

  •
  Consistency in quality services throughout the Company's North American network.    ADESA is committed to providing customers with superior and consistent customer service at all of its locations. The Company operates a network of vehicle redistribution facilities across North America offering customers a convenient experience by providing a diverse, high-quality selection of vehicles, reputable auctions, efficient title processing, on-site value-added services and well-trained, friendly, service-oriented personnel. To assure consistently high levels of service, the Company invests substantial resources in the recruiting and training of its employees and provides formal classroom workshops and seminars at its centralized training facilities. Based on the results of customer satisfaction surveys, ADESA believes that customers place significant value on the high level of customer service that ADESA provides.

  •
  Commitment to information systems.    Over the last five years, ADESA has invested a significant portion of its annual capital expenditures in information systems. The Company has developed and continues to improve proprietary systems for each of its businesses to meet their operating needs as well as the needs of its customers. ADESA's information systems provide sellers with valuable market data and enable the Company to better match customer needs to locations and buyers with the desired product. ADESA believes its information systems will continue to provide important services to customers by giving them access to timely, accurate and customized information while also helping the Company achieve operating efficiencies through consistency, standardization and stability, leading to cost reductions. The Company continues striving towards better integration of its systems among its various service lines and facilities. Such integration will increase internal operating efficiency and customer convenience.

  •
  Experienced management team.    ADESA's senior management team is experienced in the auto industry and has successfully grown the Company to a leadership position in the vehicle redistribution industry. ADESA's management team has accomplished this by implementing a disciplined strategy of selective acquisitions, increasing revenues and profitability by site, and opening new sites. This team has demonstrated its ability to efficiently and successfully integrate both large and small acquisitions of used vehicle and salvage auctions.

GROWTH STRATEGY

 ADESA is pursuing strategic initiatives that are designed to capitalize on its underlying business strengths, grow the business and improve profitability. Key elements of ADESA's growth strategy include:

  •
  Growing auction sales volume.    ADESA expects to capitalize on the increasing volume of vehicles redistributed annually. The number of used vehicles sold at auction has generally increased each year since 1997, during a period that encompassed varying economic conditions. In addition, insurance companies are more likely to brand damaged vehicles as total losses because of the rising costs of repairing technologically complex vehicles. As a result, vehicles are more frequently entering the salvage recovery services sector than in the past. ADESA strives to capitalize on this growing pool of redistributed vehicles and to increase the volume of used and salvage vehicles redistributed through its auctions. ADESA believes auctions are the best means of transferring ownership of used and salvage vehicles between sellers and buyers based on the short time-to-cash cycle the Company's auctions offer to vehicle sellers, the range of services ADESA provides, the low cost of its services as a percent of the gross market value of the vehicles placed at auction, and the relative transparency of the auction process. Of the estimated 45 million vehicles that changed hands in 2004, approximately 35 million of these vehicles were not distributed through NAAA-affiliated auctions, creating an opportunity for growth.

    The Company expects the volume of vehicles sold by dealers at auction to grow faster than the volume of vehicles sold by institutional customers over the next several years. ADESA believes there is an opportunity to generate more business from dealers by increasing the first-time conversion rates of their consignments and providing more attractive services and economics as compared with other redistribution channels. The Company seeks to standardize practices among auctions and provide market data, including sales results and individual customer metrics, to make the auction process more efficient and attractive to dealers.

    ADESA also intends to increase vehicle volume from existing institutional customers and to add new accounts by enabling customers to maximize the value of their vehicles through the redistribution process. ADESA's analytical services have been a key instrument in gaining new business with national accounts enabling the recommendation of optimal auction strategies based on the analysis of seller vehicle portfolios and ADESA's knowledge of buyers and the markets. ADESA strives to expand its market share by realizing the highest prices for its customers' vehicles and providing the best service.

  •
  Increasing revenues per vehicle sold.    ADESA plans to increase revenues by providing and selling more services per vehicle, such as reconditioning, inspection, certification, titling and settlement administration services, and by implementing selective fee increases. The total fees earned per vehicle represent only a small fraction of the average wholesale value of each vehicle, while the underlying services ADESA provides may increase average wholesale values. ADESA strives to use the economic benefits provided by its pre- and post-auction services to significantly increase service penetration among sellers and buyers.

  •
  Continue improving operating efficiency.    ADESA is improving operating efficiency by further centralizing certain administrative functions, optimizing and standardizing its redistribution processes, improving its use of technology and better utilizing its existing infrastructure. Current initiatives aim at providing better information throughout the auction process and moving vehicles faster, more accurately and more efficiently through the auction process to reduce the time-to-cash cycle for vehicle sellers. ADESA's strategy for better leveraging the existing infrastructure includes efforts to increase the utilization rates of its auction facilities by organizing more auctions per facility, conducting auctions of trucks, boats, other recreational vehicles, and equipment and combining some of the Company's used vehicle and salvage auction operations.

  •
  Expanding into new markets.    ADESA is seeking continued growth through various channels, including alternate auction venues, combination used vehicle and salvage auction sites, acquisitions of independent auctions and "greenfield development." Alternate auction venues include off-site satellite, online and customer site auctions, as well as alternate day, night or specialty product sales. Opportunities exist throughout North America to offer auction services to customers in areas with limited options to satisfy their vehicle redistribution needs.

    In areas where the Company has existing operations, ADESA seeks to leverage upon existing infrastructure and capital investments in used vehicle operations by opening new salvage auctions on many of these sites. The Company's auction sites in Jacksonville, Concord, Buffalo, Sacramento, Edmonton, Vancouver, Halifax and Ottawa are shared facilities that have successfully executed this strategy.

    ADESA has been an active consolidator in used vehicle auctions, which has fueled much of the Company's historical growth. ADESA continues to consider acquiring independent used vehicle auctions in markets where ADESA does not have a presence or hopes to increase its penetration. ADESA also expects that consolidation opportunities will be available for salvage auctions.

    Finally, in regions where ADESA does not have a presence and is not able to identify acquisition sites, or where ADESA has a presence but its auction sites are lacking or at capacity, the Company will consider greenfield development or relocation of auction sites. ADESA has pursued this strategy with used vehicle auctions in the following markets: Los Angeles, Boston, Des Moines, Colorado Springs, San Francisco, Vancouver, Long Island, Atlanta and Edmonton. ADESA also opened new salvage auction sites in Orlando, Long Island, Fremont, Sacramento, Clearwater and Hartford separate from its used vehicle operations in those markets. ADESA's strategy is to secure support from institutional customers and insurance companies prior to investing in new or relocated facilities.

  •
  Growing online auctions and related services.    ADESA plans to continue expanding its existing online service offerings in addition to introducing new online services to its customers. ADESA is committed to investing additional capital and resources for emerging technologies and service offerings in the vehicle redistribution industry. ADESA's current online offerings include DealerBlock®, which provides for either real-time or "bulletin-board" type online auctions to customers; LiveBlockTM, which allows online bidders to compete in real-time with bidders present at physical auctions; and consigned inventory information, including auction run lists through ADESA Run ListsTM, condition reports, market data and sales results through the ADESA Market GuideTM. DealerBlock also provides the platform for upstream selling services, whereby the Company's online vehicle redistribution system can be tailored and private-labeled for a vehicle manufacturer or other institutional customer to offer off-lease vehicles for sale to franchised or independent dealers shortly following lease expiration. During 2004, ADESA tripled the number of dealers registered for online auctions and the number of lanes equipped with LiveBlock, resulting in more than 675,000 vehicles being offered for sale in a dual bidding forum during 2004. ADESA will continue to tailor online services to each of its customers to include an optimal mix of physical auctions and online services.

ADESA'S BUSINESSES

 ADESA operates two main businesses that are integral parts of the vehicle redistribution industry: auctions and related services and dealer financing.

Auctions and related services

 ADESA offers the vehicle redistribution industry used vehicle and salvage auctions across North America. Most ADESA locations are stand-alone facilities dedicated to either used vehicle auctions or salvage auctions, but in several locations, the Company has capitalized on the synergies of utilizing facilities for both types of auctions. In addition to vehicle auction services, ADESA also provides auctions and related services for specialty vehicles and equipment unique to the recreational vehicle, commercial trucking, construction and utility industries. In 2004, approximately two million vehicles (consisting of vehicles and equipment) were sold at ADESA used vehicle and salvage auctions. In 2004, the average revenue per vehicle sold at ADESA auctions (including auction and related redistribution services) was approximately $416.

 ADESA generates revenues primarily from auction fees paid by vehicle sellers and buyers as well as related pre- and post-auction fees generally for services such as inbound and outbound logistics, reconditioning, inspection and certification, titling, administrative and salvage recovery services. Buyer fees are added to the gross sales price paid by buyers for each vehicle, and ADESA generally collects payment from buyers on the sale day or within 24 hours thereafter. Seller fees for ADESA's services are generally deducted from the gross sales price of each vehicle before ADESA remits the net amount to the seller.

 ADESA provides internet solutions to institutional sellers, as well as dealers including internet bulletin board-type auctions, live online only auctions and simultaneously combined live physical and online auctions. Although acceptance of the internet as a method of doing business in the industry is growing, ADESA believes that it is not a replacement for the live physical auction, but rather a complement for the live physical auction that will enhance value to the seller and provide more timely and efficient service to buyers and sellers. ADESA is well positioned with its dual offering of physical and online auctions and related services to assist customers in directing their inventory between internet-based solutions and physical auctions to maximize the sale prices of their vehicles in a timely and cost effective manner.

Used vehicle auctions and related services

 ADESA is the second largest wholesale used vehicle auction network in the US and the largest in Canada. The Company operates 53 used vehicle auction facilities in close proximity to large concentrations of used vehicle dealers throughout North America. ADESA's used vehicle customers sold approximately 1.8 million units at ADESA auctions in 2004.

 Auctions are the hub of the redistribution system for used vehicles. The Company's auctions enable institutional customers and selling dealers to sell used vehicles to licensed franchised, independent and wholesale used vehicle dealers. ADESA's mission is to maximize the auction sales price for the sellers of used vehicles by effectively and efficiently transferring the vehicles, paperwork (including certificates of title and other evidence of ownership), and funds as quickly as possible from the sellers to a large population of dealers seeking to fill their inventory for resale. Auctions are typically held at least weekly at every location and provide real-time wholesale market prices for the vehicle redistribution industry. During the process, ADESA does not generally take title to or ownership of the vehicles consigned for auction, but instead facilitates the transfer of vehicle ownership directly from seller to buyer.

 A key measure to the results of the used vehicle auction process is the conversion percentage, which represents the number of vehicles sold as a percent of the vehicles offered for sale. The number of vehicles offered for sale is the key driver of the costs incurred and the number of vehicles sold is the key driver of the related fees generated by the redistribution process. Generally, as the conversion percentage increases, so does the efficiency of the Company's auctions.

 ADESA provides a full range of services to sellers and buyers. Each of the services may be provided or purchased independently from the physical auction process, including:

  •
  Auction services, such as marketing and advertising the vehicles to be auctioned, dealer registration, storage of consigned and purchased inventory, clearing of funds, arbitration of disputes, auction vehicle registration, condition report processing, security for consigned inventory, sales results reports, pre-sale lineups, and actual auctioning of vehicles by licensed auctioneers.

  •
  Internet-based solutions, including online bulletin board and real-time auctions and online live auctions running simultaneously with physical auctions.

  •
  Inbound and outbound logistics administration with services provided by third party carriers and the auctions.

  •
  Reconditioning services, including detailing, washing, body work, light mechanical work, glass repair, dent repair, tire and key replacement and upholstery repair.

  •
  Inspection and certification services whereby the auction performs a physical inspection and produces a condition report, in addition to varying levels of diagnostic testing for purposes of certification.

  •
  Title processing and other paperwork administration.

  •
  Outsourcing of remarketing functions and end of lease term management.

Salvage auctions and related services

 ADESA is currently the third largest salvage auction operator in North America, where the top three operators constitute an estimated 72% of the salvage vehicles sold through auctions. ADESA's customers, primarily insurance companies, sold an estimated 200,000 salvage vehicles at ADESA auctions in 2004, which include 30 salvage auction facilities in the US and Canada.

 ADESA provides solutions for all aspects of the salvage auction process, each of which may be provided or purchased independently from the auction process, including:

  •
  Auction services, such as registering vehicles, clearing of funds, reporting sales results and pre-sale lineups to customers, paying third party storage centers for the release of vehicles and the physical auctioning of the vehicles by licensed auctioneers.

  •
  Inbound and outbound logistics administration with actual services provided by third party carriers and the auctions.

  •
  Other services including vehicle inspections, evaluations, titling, settlement administration, drive through damage assessment centers, claims auditing, recycled parts locating and a national call center.

  •
  Internet-based solutions, including online bulletin board and real-time auctions and online live auctions running simultaneously with physical auctions.

 The Company's comprehensive offering of salvage recovery services provide efficiency and speed of service to customers, helping them mitigate their losses and manage the costs related to processing the claims and related vehicles. ADESA also provides the insurance industry with professional claims outsourcing and recycled parts locating services via an extensive network of third party suppliers of used vehicle parts. Each of these services may be purchased separately from the physical auction process.

Seasonality

 Generally, the volume of vehicles sold at the Company's used vehicle and salvage auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter volume of vehicles sold is generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affect the demand side of the auction industry.

Dealer financing

 AFC primarily provides short-term inventory-secured financing, known as floorplan financing, for used vehicle dealers in North America who purchase vehicles from ADESA auctions, independent auctions, auctions affiliated with other auction networks and outside sources. In 2004, approximately 87% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. AFC has 83 loan production offices across North America which arranged approximately 1.1 million loan transactions in 2004. The Company's ability to provide floorplan financing facilitates the growth of vehicle sales at auction, and also allows ADESA to have a larger role in the entire vehicle redistribution industry.

 AFC services more than 500 auctions with offices that are conveniently located at or within close proximity of ADESA auctions and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. AFC provides availability lists on behalf of its customers to auction representatives regarding the financing capacity of its customers, thereby increasing the purchasing potential at auctions. Of AFC's 83 offices in North America, 57 are physically located at auction facilities (including 41 at ADESA auctions). Each of the remaining 26 AFC offices is strategically located in close proximity to at least one of the auctions that it serves. In addition, AFC has the ability to send finance representatives on-site to most approved independent auctions during auction sale-days. Geographic proximity to the customers gives the Company's employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.

 AFC's procedures and proprietary computer-based system enable the Company to manage its credit risk by tracking each loan from origination to payoff, while expediting services through its branch network. Every floorplan financed vehicle is treated as an individual loan. Typically, the Company assesses a floorplan fee at the inception of a loan. AFC collects the fee along with interest (accrued daily) when the loan is paid in full. In addition, AFC generally holds the title or other evidence of ownership to all vehicles which are floorplanned except where not permitted by law. Typical loan terms are 30 or 45 days, each with a possible loan extension. For an additional fee, this loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 45 days if the dealer makes payment towards principal, interest and fees.

 The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $150,000 (or Cdn$200,000) are extended using a proprietary scoring model developed internally by AFC with no requirement for financial statements. Credit lines in excess of $150,000 (or Cdn$200,000) may be extended using underwriting guidelines which require dealership and personal financial statements and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and in case of credit lines in excess of $150,000 final review by a credit committee.

 AFC's proprietary computer-based system facilitates day to day collateral management by providing real time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, insufficient funds received or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, routine audits, or lot checks, are performed by an affiliated company. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.

 AFC operates two divisions which are organized into nine regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time collection specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Collection specialists work closely with the branches to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral once a troubled account is identified.

 AFC emphasizes service, growth and management. All AFC employees at the management level participate in a two-stage interactive training program at the Company's corporate headquarters that facilitates providing consistent services to AFC customers and consistent monitoring of accounts at local, regional and central levels.

 As of December 31, 2004, approximately 8,700 active accounts (those accounts with financing for at least one vehicle outstanding) had an average line of credit of $112,000. An average of ten vehicles per active dealer were floorplanned with an approximate average value of $6,600 per vehicle at the end of 2004. Approximately 13,000 dealers utilize their lines of credit during any twelve month period. The following table depicts a range of the lines of credit available to eligible dealers:

Available Line of Credit	Number of Eligible Active Dealers	Number of Dealers with Outstanding Balances	Aggregate Managed Amount Outstanding as of December 31, 2004

Less than or equal to $150,000	12,402	8,044	$372,449,995
$150,001 to $500,000	657	512	104,323,642
$500,001 to $2,500,000	121	107	70,092,462
$2,500,001 to $5,000,000	12	10	19,234,884
$5,000,001 to $10,000,000	2	1	2,232,527
$10,000,001 and greater	2	2	14,411,956

Total	13,196	8,676	$582,745,466

 As of December 31, 2004, no single line of credit accounted for more than 10% of the total credit extended by AFC. AFC's top five active dealers represented a total committed credit of $81 million with a total outstanding principal amount of $30 million. The single largest committed line of credit granted by AFC is for $45 million, for which the obligor had $3.7 million outstanding on December 31, 2004. This obligor operates outside of AFC's normal floorplanning arrangements with specific covenants that must be maintained, and borrows on a revolving-based line of credit with advances based on eligible inventory.

SALES AND MARKETING

 ADESA's approach toward sales of auction services consists of a centralized process via the corporate headquarters sales team and a decentralized process via the individual auction locations. The corporate sales team is responsible for cultivating and maintaining the majority of business from institutional customers. Most institutional customers follow either a national or regional approach to the redistribution of their vehicles. As a result, matching the

Company's corporate sales representatives with an institutional customer's decision makers is the most efficient method of managing the volume of vehicles consigned to ADESA from existing and new institutional customers. ADESA's sales representatives utilize the Company's geographic coverage, comprehensive service portfolio, size, attributes of the buying dealer population and the results of sales at particular auctions to develop a solution for each customer based upon its portfolio of vehicles.

 Managers of individual auction locations are responsible for cultivating and maintaining business from franchised and independent dealers in addition to smaller regional and local institutional customers. The managers, as well as the designated sales representatives at their locations, are responsible for developing, implementing and maintaining the sales strategy for their auctions. Managers of individual auction locations are also responsible for providing services to the institutional customers whose vehicles are directed to the auctions by the corporate sales team. Developing and servicing the largest possible population of buying dealers for the vehicles consigned for sale at each auction is integral to selling auction services and servicing institutional customers.

 ADESA markets its business in a variety of ways, primarily utilizing the following for sellers and buyers:

  •
  Direct customer visits.

  •
  Company and/or industry sponsored seminars and training.

  •
  Industry publications, including display and classified advertising, interviews and press releases regarding the businesses.

  •
  Tradeshows and conventions, including the annual National Vehicle Leasing Association (NVLA), National Automobile Dealers Association (NADA), National Independent Automobile Dealers Association (NIADA), NAAA, National Autobody Congress Exposition (NACE), ISO Auto Physical Damage Committee, ACE Claims Expo, and American Salvage Pool Association (ASPA) conventions.

  •
  ADESA publications such as Global Vehicle Remarketing (GVR) and Pulse®, as well as the electronic ADESA Market Guide available on the Company's website.

  •
  Membership in automotive related associations including NAAA, NVLA, NIADA, American Automotive Leasing Association (AALA), Automotive and Fleet Leasing Association (AFLA), NACE, ASPA and various state dealer associations and automotive recyclers associations.

 Marketing aimed specifically at dealers includes the following in addition to the above methods in order to ensure the largest possible number of buyers for the Company's services, ensuring that the market for ADESA services is well represented:

  •
  Targeted telemarketing whereby the Company attempts to market specific vehicles offered for sale to dealers based upon the dealers past buying habits and profiles.

  •
  ADESA Notify Me – alerts dealers by email of specific inventory available for sale at auction.

INFORMATION TECHNOLOGY

Operating and financial systems

 PeopleSoft® is the centralized financial software of the wholesale auctions, and Oracle® is the centralized financial software for the dealer financing business. ADESA utilizes internally developed, proprietary software to manage its auction processes and floorplan receivables.

Sales and marketing

 ADESA has developed online tools to assist customers in redistributing their vehicles and to compete with emerging online vehicle auctions. ADESA's current online offerings include:

  •
  ADESA LiveBlock – allows online bidders to compete in real time with bidders present at physical auctions.

  •
  ADESA DealerBlock – provides for either real-time or round the clock "bulletin-board" type online auctions of consigned inventory not scheduled for active bidding.

  •
  ADESA Run Lists – provides consigned inventory information, including auction run lists allowing dealers to preview inventory prior to an auction event.

  •
  ADESA Dealer2Dealer – allows dealers to buy and sell inventory directly from their lots.

  •
  ADESA Market Guide – provides condition reports, market data, wholesale auction prices and auction sales results.

 ADESA's online platform facilitates ADESA's upstream selling services. Online vehicle redistribution systems can be tailored and branded for a vehicle manufacturer or other institutional customer to offer off-lease or other vehicles for sale directly to franchised or independent dealers.

 ADESA plans to continue expanding its existing online service offerings and is committed to investing additional capital and resources for emerging technologies and service offerings in the vehicle redistribution industry.

COMPETITION

 ADESA faces significant competition for the supply of used and salvage vehicles and for the buyers of those vehicles. The Company's principal competitors include other used and/or salvage vehicle auction companies, wholesalers, dealers, manufacturers and dismantlers, a number of whom may have established relationships with sellers and buyers of vehicles and may have greater financial resources than ADESA. Due to the limited number of sellers of used and salvage vehicles, the absence of long-term contractual commitments between ADESA and its customers and the increasingly competitive market environment, there can be no assurance that the Company's competitors will not gain market share at ADESA's expense.

 In the used vehicle auction industry, ADESA competes with Manheim, a subsidiary of Cox Enterprises, Inc., as well as several smaller chains of auctions including Auction Broadcasting Company and independent auctions, some of which are affiliated through their membership in an industry organization named ServNet®. Due to ADESA's national presence, competition is strongest with Manheim for the supply of used vehicles from national institutional customers. Although the supply of these vehicles is dispersed among all of the auctions in the used vehicle market, ADESA competes most heavily with the independent auctions (as well as Manheim and all others in the market) for the supply of vehicles from dealers.

 Due to the increased visibility of the internet as a marketing and distribution channel, new competition has arisen recently from internet-based companies and the Company's own customers who have historically redistributed vehicles through various channels, including auctions. Direct sales of vehicles by institutional customers and large dealer groups through internally developed or third party online auctions have largely replaced telephonic and other non-auction methods, becoming an increasing portion of overall used vehicle redistribution. The extent of use of direct, online systems varies by customer and, based upon the Company's estimates, currently less than 10% of overall used vehicle auction sales. Typically, these online auctions serve to redistribute vehicles that have come off lease. In addition, some of the Company's competitors have begun to offer online auctions as all or part of their auction business and other online auction companies now include used vehicles among the products offered at their auctions. Online auctions or other methods of redistribution could potentially diminish both the quality and quantity and reduce the value of vehicles sold through traditional auction facilities.

 In the salvage sector, ADESA competes with Copart, Inc., Insurance Auto Auctions, Inc., independent auctions, some of which are affiliated through their membership in an industry organization named Sadisco®, and a limited number of used vehicle auctions that regularly redistribute salvage vehicles. Additionally, some dismantlers of salvage vehicles such as Greanleaf and LKQ Corporation and internet-based companies have entered the market, thus providing alternate avenues for sellers to redistribute salvage vehicles. ADESA anticipates further consolidation of the salvage auction services industry will occur and is evaluating various means by which the Company can continue its growth plan. Through strategic acquisitions, shared facilities with the Company's used vehicle auctions and greenfield expansion, ADESA strives to become a prominent salvage services auction provider to the insurance industry in the US.

 In Canada, ADESA is the largest provider of used and salvage vehicle auction services. ADESA's competitors include vehicle recyclers and dismantlers, independent vehicle auctions, brokers, Manheim and online auction companies. ADESA believes it is strategically positioned in this market by providing a full array of value-added services to customers including auctions and related services, online programs, data analyses and consultation.

 The used vehicle inventory floorplan financing sector is characterized by diverse and fragmented competition. AFC primarily provides short-term dealer floorplan financing of wholesale vehicles to independent vehicle dealers in North America. AFC's competition includes Manheim Automotive Financial Services ("MAFS"), other specialty lenders, banks and other financial institutions. At the local level, AFC faces competition from banks and credit unions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions. Some of ADESA's industry competitors who operate used vehicle auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. Currently, the largest competitor generally does not provide floorplan financing outside of its own auctions. AFC competes primarily on the basis of quality of service, convenience of payment, scope of services offered and historical and consistent commitment to the sector.

VEHICLE REGULATION

 ADESA's operations are subject to regulation, supervision and licensing under various US, Canadian or Mexican federal, state, provincial and local statutes, ordinances and regulations. Each auction is subject to laws in the state or province in which it operates which regulate auctioneers and/or vehicle dealers. Some of the transport vehicles used at the Company's auctions are regulated by the US Department of Transportation, Canadian Transportation Agency or related agencies of the Mexican government. The acquisition and sale of salvage and theft recovered vehicles is regulated by governmental agencies in each of the locations in which ADESA operates. In many states and provinces, regulations require that a salvage vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle's previous salvage status. Some state, provincial and local regulations also limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts only. Such regulations can reduce the number of potential buyers of vehicles at salvage auctions. In addition to the regulation of the sale and acquisition of vehicles, ADESA is also subject to various local zoning requirements with regard to the location and operation of its auction and storage facilities.

ENVIRONMENTAL REGULATION

 ADESA's businesses are subject to regulation by various US, Canadian or Mexican federal, state, provincial and local authorities concerning air quality, water quality, solid wastes and other environmental matters. In the vehicle redistribution industry, large numbers of vehicles, including damaged vehicles at salvage auctions, are stored at auction facilities and, during that time, releases of fuel, motor oil and other fluids may occur, resulting in soil, air, surface water or groundwater contamination. In addition, the facilities generate and/or store petroleum products and other hazardous materials, including wastewater waste solvents and used oil, and body shops at the facilities may release harmful air emissions associated with painting. ADESA could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from its operations, contamination by previous users of the acquired facilities, or the disposal of waste at off-site locations. ADESA considers its businesses to be in compliance, in all material respects, with those environmental regulations currently applicable to its operations.

 Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for environmental liabilities are included in "Accrued expenses" and "Other liabilities" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company's operating results in that period.

 The discussion of environmental matters in "Legal Proceedings" in Item 3 of this Form 10-K, is incorporated herein by reference.

COMPANY HISTORY

 ADESA entered the vehicle redistribution industry in 1989 and first became a public company in 1992. ADESA remained a public company until 1996 when ADESA was acquired by ALLETE, Inc. ("ALLETE"). At that time, ADESA operated 19 used vehicle auctions and 19 AFC loan production offices. Since then, ADESA has grown the business, organically and through acquisition, into a leading vehicle redistribution company in North America, operating 53 used vehicle auctions, 30 salvage auctions and 83 AFC loan production offices. Key acquisitions include:

  •
  2001—Eight salvage auctions from Auto Placement Center. These auctions are located in Rhode Island, Massachusetts, Maine, New Hampshire, Vermont and New York.

  •
  2000—Nine used vehicle auctions from Manheim Auctions, Inc. ("Manheim") as part of a required divestiture. These auctions are located in close proximity to Atlanta, Clearwater, Colorado Springs, San Francisco, Kansas City, Orlando, Phoenix, Tampa and Seattle.

  •
  2000—Canadian Auction Group, Inc., a used vehicle auction chain consisting of 13 locations in Canada. These auctions are located in or near Calgary, Dartmouth, Edmonton, Kitchener, Les Cedres, Saskatoon, St. John's, Toronto, Winnipeg, Moncton, Hamilton and Vancouver.

  •
  1995—Impact Auto Auctions, Ltd., a salvage auction chain in Canada was acquired in four stages: 20% of the company was purchased in October 1995, 33.33% was purchased in each of March 1999 and January 2000 and 13.34% was purchased in May 2000. Impact Auctions, Ltd. consisted of nine auctions that are located in Calgary, Edmonton, Halifax, London, Moncton, Montreal, Ottawa, Sudbury and Toronto.

  •
  1994—ADESA acquired AFC.

 ADESA Corporation was incorporated in Indiana on October 4, 1991. ADESA, Inc., was incorporated in the state of Delaware on January 23, 2004. On May 24, 2004, ADESA Corporation, then a wholly-owned subsidiary of ALLETE, was merged into ADESA, Inc, another wholly-owned subsidiary of ALLETE. ADESA's initial public offering of 6,250,000 shares of common stock was declared effective by the Securities and Exchange Commission ("SEC") on June 15, 2004. On September 20, 2004, ALLETE completed the distribution of a stock dividend to all ALLETE stockholders totaling 88,600,000 shares, completing the separation of ADESA from ALLETE.

EMPLOYEES

 At December 31, 2004, ADESA had a total of 10,418 employees, with 8,300 located in the US and Mexico and 2,118 located in Canada. Approximately 66 percent of the Company's work-force consists of full-time employees. Currently, none of the Company's employees participate in collective bargaining agreements.

 In addition to the employee workforce, ADESA also utilizes temporary labor services to assist in handling the vehicles consigned to the Company during periods of peak volume. Nearly all of the Company's auctioneers are independent contractors.

 Some of the services ADESA provides are outsourced to third party providers that perform the services either on-site or off-site. The use of third party providers depends upon the resources available at each auction facility as well as peaks in the volume of vehicles offered at auction.

AVAILABLE INFORMATION

 ADESA's web address is www.adesainc.com. ADESA's electronic filings with the SEC (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information posted on the Company's website is not incorporated into this Annual Report. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information filed with the SEC. The website can be accessed at http://www.sec.gov.

New York Stock Exchange Corporate Governance Matters

 As a listed company with the New York Stock Exchange ("NYSE"), ADESA is subject to certain corporate governance standards required by the NYSE. Among other requirements, each listed company CEO is required, under Section 303A.12 (a) of the NYSE Listed Company Manual, to certify to the NYSE each year that he or she is not aware of any violation by the company of NYSE corporate governance listing standards. After the 2005 Annual Meeting of Stockholders, ADESA intends to file with the NYSE the CEO certification confirming its compliance with the NYSE's corporate governance listing standards. ADESA's CEO was not required to make such annual certification in 2004 because ADESA completed its initial public offering and became listed with the NYSE in June 2004.

 Included as Exhibits 31.1 and 31.2 of this 2004 Annual Report on Form 10-K, are the required CEO and CFO Sarbanes-Oxley Act Section 302 certifications filed with the SEC.

Item 2. Properties

 ADESA's corporate headquarters are located in Carmel, Indiana. The Company's corporate headquarters and its Canadian office are leased properties. Properties utilized by the Company's auction and related services business segment include 53 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. ADESA also operates 30 salvage vehicle auction facilities in the US and Canada which are utilized by the Company's auction and related services business segment. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with the Company's used vehicle auctions.

 Of AFC's 83 offices in North America, 57 are physically located at auction facilities (including 41 at ADESA auctions). Each of the remaining 26 AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its loan production offices.

 The following tables list the used and salvage vehicle auctions owned or leased by ADESA:

Used Vehicle Auctions	Location	Number of Auction Lanes
US
ADESA Golden Gate(d)	Tracy, California	12
ADESA Phoenix(d)	Chandler, Arizona	12
ADESA Boston(d)	Framingham, Massachusetts	12
ADESA Buffalo(a,d)	Akron, New York	10
ADESA Birmingham(d)	Moody, Alabama	10
ADESA Indianapolis(d)	Plainfield, Indiana	10
ADESA Little Rock(b,d)	North Little Rock, Arkansas	10
ADESA Charlotte(d)	Charlotte, North Carolina	10
ADESA Dallas	Mesquite, Texas	9
ADESA Atlanta(b,d)	Fairburn, Georgia	8
ADESA New Jersey(d)	Manville, New Jersey	8
ADESA Cincinnati/Dayton(d)	Franklin, Ohio	8
ADESA Cleveland(d)	Northfield, Ohio	8
ADESA Pittsburgh(d)	Mercer, Pennsylvania	8
ADESA San Antonio(d)	San Antonio, Texas	8
ADESA Orlando-Sanford	Sanford, Florida	8
ADESA Tampa	Tampa, Florida	8
ADESA Houston(d)	Houston, Texas	8
ADESA Los Angeles(c,d)	Mira Loma, California	8
ADESA Kansas City(d)	Lee's Summit, Missouri	7
ADESA Memphis(d)	Memphis, Tennessee	6
ADESA Knoxville(d)	Lenoir City, Tennessee	6
ADESA Jacksonville(a,d)	Jacksonville, Florida	6
ADESA Austin(b)	Austin, Texas	6
ADESA San Diego	San Diego, California	6
ADESA Long Island(d)	Yaphank, New York	6
ADESA Lexington(d)	Lexington, Kentucky	6
ADESA Tulsa(d)	Tulsa, Oklahoma	5

ADESA Concord(a,d)	Acton, Massachusetts	5
ADESA Shreveport(d)	Shreveport, Louisiana	5
ADESA Sacramento(a,d)	Sacramento, California	5
ADESA Des Moines(d)	Grimes, Iowa	5
ADESA Colorado Springs(d)	Colorado Springs, Colorado	5
ADESA Ocala(d)	Ocala, Florida	5
ADESA Wisconsin(d)	Portage, Wisconsin	5
ADESA Lansing(d)	Dimondale, Michigan	5
ADESA Seattle(d)	Auburn, Washington	5
ADESA St. Louis(d)	Barnhart, Missouri	4
ADESA Southern Indiana	Edinburgh, Indiana	3
Canada
ADESA Montreal(d)	St. Eustache, Quebec	12
ADESA Toronto(d)	Brampton, Ontario	8
ADESA Vancouver(a,b,d)	Richmond, British Columbia	7
ADESA Edmonton(a)	Nisku, Alberta	5
ADESA Ottawa(a,d)	Vars, Ontario	5
ADESA Halifax(a,d)	Enfield, Nova Scotia	5
ADESA Calgary(d)	Airdrie, Alberta	4
ADESA Winnipeg(d)	Winnipeg, Manitoba	4
ADESA Kitchener(d)	Ayr, Ontario	4
ADESA Saskatoon(b)	Saskatoon, Saskatchewan	2
CAG Vancouver(b)	Surrey, British Columbia	2
ADESA Moncton	Moncton, New Brunswick	2
ADESA St. John's(b)	St. John's, Newfoundland	1
Mexico
ADESA Mexico(b)	Toluca, Mexico	1
(a)
Shares facilities with salvage auction at the same location.

(b)
Leased auction facilities.

(c)
ADESA currently leases part of the property on which this auction is located.

(d)
Facility includes an AFC office.

Salvage Auctions	Location	Total Acreage
US
ADESA Impact—Clayton(a)	Clayton, North Carolina	99
ADESA Impact—Montgomery(a)	Rock Tavern, New York	65
ADESA Impact—Fremont	Fremont, California	63
ADESA Impact—Vermont	Essex, Vermont	32
ADESA Impact—Taunton	East Taunton, Massachusetts	29
ADESA Impact—Miami(b)	Opa-Locka, Florida	28
ADESA Impact—Albany	Colonie, New York	25
ADESA Impact—Connecticut(b)	Middletown, Connecticut	20
ADESA Impact—Buffalo(c)	Akron, New York	15
ADESA Impact—Orlando(b)	Orlando, Florida	15
ADESA Impact—Rhode Island	East Providence, Rhode Island	15
ADESA Impact—Salem	Salem, New Hampshire	11

ADESA Impact—Concord(c)	Acton, Massachusetts	10
ADESA Impact—Long Island(b)	Medford, New York	9
ADESA Impact—Saco	Saco, Maine	9
ADESA Impact—Clearwater(b)	Clearwater, Florida	9
ADESA Impact—Clinton	Clinton, Maine	7
ADESA Impact—Jacksonville(c)	Jacksonville, Florida	6
ADESA Impact—Sacramento(c)	Sacramento, California	6
Canada
Impact Montreal(b)	Les Cedres, Quebec	50
Impact Toronto(b)	Stouffville, Ontario	32
Impact London(b)	London, Ontario	17
Impact Hamilton(b)	Hamilton, Ontario	12
Impact Calgary(b)	Calgary, Alberta	10
Impact Edmonton(c)	Nisku, Alberta	10
Impact Sudbury(d)	Sudbury, Ontario	10
Impact Ottawa(c)	Vars, Ontario	9
Impact Moncton(b)	Moncton, New Brunswick	8
Impact Halifax(c)	Enfield, Nova Scotia	6
Impact Vancouver(b, c)	Richmond, British Columbia	3
(a)
ADESA currently leases part of the property on which this auction is located.

(b)
Leased auction facilities.

(c)
Shares facilities with used vehicle auction at the same location.

(d)
ADESA owns a 50% interest in this facility.

Item 3. Legal Proceedings

 The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, handling or disposal of vehicles, environmental laws and regulations, and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows. Legal and regulatory proceedings which could be material are discussed below.

SEC Informal Inquiry

 In December 2003, the staff of the SEC initiated an informal inquiry relating to ALLETE's internal audit function and the internal financial reporting of ALLETE (ADESA's former parent), ADESA, AFC, a wholly-owned subsidiary of ADESA, and the loan loss methodology at AFC. ALLETE and the Company fully and voluntarily cooperated with the informal inquiry and sent a response to the SEC in February 2004. Management believes that the Company has acted appropriately and that this inquiry will not result in action that has a material adverse impact on the Company or its reported results of operations. Although the matter remains open, the Company has had no further inquiries or correspondence with the SEC since the first quarter of 2004.

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

 The Company submitted an IRA status report to MDEP on March 30, 2004. Additionally, the Company is submitting bi-weekly status updates to MDEP. A comprehensive ground water sampling event and monthly residential sampling event were conducted during the week of April 26, 2004. In October 2004, the Company agreed to construct a municipal water line to serve the adjacent residential community. Construction of the water line was completed in the first quarter of 2005.

 The Company has an accrual of $1.7 million at December 31, 2004 with respect to the Taunton matter, including the costs associated with extending the municipal water service. This amount is included in the $4.8 million liability accrued for environmental matters at December 31, 2004.

 The Company has received correspondence and appraisal reports from an attorney representing twenty-six residential households of the adjoining community claiming (1) damages for diminution in the appraised value of their respective residences and (2) reimbursement of certain expenses incurred as a result of the MTBE release. Accordingly, there is a possibility that property damage litigation against the Company may result. At this time, the Company does not believe that the value of the residences at issue has diminished. The Company has put its environmental insurance carrier on notice of the claims with respect to the Taunton environmental matter. The insurance carrier has retained an environmental consultant and is in the process determining if and to what extent insurance coverage may exist.

Related Party Matter

 Wholesale vehicle businesses owned by Sean Hallett, the son of James Hallett, an Executive Vice President of ADESA, had three separate lines of credit with AFC and an outstanding loan through a related entity. As of December 31, 2004, the total amount owed to AFC was

$1.7 million. The lines of credit totaling $0.4 million are secured with a perfected blanket security interest in the assets of the wholesale vehicle businesses. The loan is cross-collateralized with one of the credit lines and is secured by certain unencumbered personal property valued at up to approximately $0.5 million. As of December 31, 2004, Sean Hallett and his related businesses were in default on these obligations. Based on an assessment of recoverability, the Company recorded provisions for credit losses totaling $0.8 million during the second half of 2004 related to the $1.7 million outstanding. All three credit lines have been closed. AFC had gross receivables from this individual's wholesale vehicle business totaling $0.9 million and $6.3 million at December 31, 2004 and 2003.

 The Company is pursuing legal action related to collection of these amounts. AFC and Automotive Finance Canada, Inc. (the "AFC Entities") filed their Statement of Claim in the Ontario Superior Court of Justice on or about November 8, 2004 wherein it was alleged that Sean Hallett and his related companies (the "Hallett Entities") had defaulted on their outstanding obligations to AFC (Ontario Superior Court of Justice; Case File No. 04-CV-278564CM2). On or about December 15, 2004, Hallett filed his Statement of Defense and Counterclaim against AFC, AFCI, ADESA, Inc., ADESA Canada and ADESA Auctions Canada alleging that there was no outstanding obligation and that the named counterclaim defendants owed approximately $6 million to Hallett in compensatory and punitive damages.

 On or about February 1, 2005, the AFC Entities filed their Reply and Defense to Counterclaim denying the claims made by the Hallett Entities and reaffirming the allegations made in the Statement of Claim. On or about February 17, 2005, the Hallett Entities filed a Reply to Defense to Counterclaim essentially denying the allegations in the AFC Entities' Reply and Defense to Counterclaim and reaffirming the claims and allegations in their Statement of Defense and Counterclaim.

 On March 4, 2005, the parties met in Toronto, Canada and participated in a mandatory mediation session in an effort to resolve the litigation. The AFC Entities intend to continue to prosecute their claims against the Hallett Entities as they work with the court appointed mediator to pursue resolving the litigation.

Item 4. Submission of Matters to a Vote of Security Holders

 No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

 ADESA's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since June 16, 2004. According to the records of the Company's transfer agent, there were approximately 34,020 stockholders of record of ADESA common stock at March 18, 2005.

 The following table sets forth the range of high and low sales prices for each quarter since the Company has been a public company:

	2004
	High	Low
4th Quarter (October 1 – December 31, 2004)	$21.50	$15.11
3rd Quarter (July 1 – September 30, 2004)	$24.85	$15.75
2nd Quarter (June 16 – June 30, 2004)	$25.90	$24.00

Dividend Information

 ADESA intends to pay a regular quarterly dividend to holders of its common stock. Payment of future dividends or the establishment of a dividend reinvestment plan will be at the discretion of the Board of Directors in accordance with applicable law after taking into account various factors, including ADESA's financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

 ADESA paid a $17.5 million dividend to ALLETE, the sole holder of record of the Company's common stock, through a wholly-owned subsidiary, on March 31, 2004. ADESA also paid a $100 million dividend to ALLETE on May 25, 2004, in the form of an intercompany note. On December 15, 2004, the Company paid a quarterly dividend of $0.075 per common share to stockholders of record on November 15, 2004. During each of the years ended December 31, 2003 and December 31, 2002, ADESA did not pay a dividend to ALLETE.

Use of Proceeds

 On June 21, 2004, the Company completed the initial public offering of its common stock and a registered public offering of its unsecured 7 5/8% senior subordinated notes due 2012 pursuant to a registration statement on Form S-1 (File No. 333-113499) that was declared effective by the Securities and Exchange Commission on June 15, 2004. A total of 6,250,000 shares of common stock at a price of $24.00 per share and $125 million in aggregate principal amount of senior subordinated notes were offered, each under a separate prospectus. The managing underwriters of the offering were UBS Securities LLC and Merrill Lynch, Pierce, Fenner, & Smith Incorporated. The aggregate gross proceeds of the shares offered and sold were $150.0 million. In connection with the initial public offering and notes offering, the Company paid $10.5 million and $2.8 million, in underwriting discounts and commissions to the underwriters.

 In addition, the following table sets forth the other material expenses incurred in connection with the initial public offering and the notes offering (in millions):

Legal fees and expenses	$2.5
Printing expenses	0.6
Accounting fees and expenses	0.3
NYSE initial listing fees	0.3
Other miscellaneous expenses	0.3

Total	$4.0

 After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds of approximately $136.0 million and $121.7 million from its initial public offering and notes offering. The Company used the net proceeds from the initial public offering and the notes offering, together with $275.0 million borrowed under the Company's new credit facility, to repay $75.1 million of outstanding debt to unaffiliated third parties, to pay accrued interest and principal on the $100.0 million intercompany note representing a dividend paid to ALLETE and to repay all of the Company's other outstanding intercompany debt owed to ALLETE and its subsidiaries, totaling $105.0 million. In addition, the Company's two existing senior notes were redeemed on August 18, 2004, for $139.0 million. The remaining net proceeds from the initial public offering and notes offering have and will be used for general corporate purposes, including the repurchase of up to $130 million of the Company's common stock pursuant to a share repurchase program approved by the Company's Board of Directors on August 30, 2004. During the fourth quarter of 2004, the Company repurchased a total of 4.4 million shares pursuant to this program for an aggregate cost of $86.7 million.

Issuer Purchases of Equity Securities

 The Company's share repurchase program has and may include open market transactions executed from time to time at prevailing market prices, as well as privately negotiated transactions, and will be structured to comply with, and be conducted under, Rule 10b-18 of the Securities Exchange Act of 1934 and other applicable regulations. Future purchases will be made at such times and in such amounts as ADESA deems appropriate and may be discontinued at any time. On October 28, 2004, the Company purchased of a total of 3.2 million shares of ADESA common stock at an average price of $19.68 per share from U.S. Bank National Association and American Express Trust, trustees for the Minnesota Power and Affiliated Companies Master Pension Trust and the Minnesota Power and Affiliated Companies Retirement Savings and Stock Ownership Plan, which are employee benefit plans of ALLETE. As of December 31, 2004, the Company had repurchased a total of 4.4 million shares at a weighted average price of $19.74 for an aggregate cost of $86.7 million.

 The following table provides information about purchases by ADESA of its common shares during the quarter ended December 31, 2004, (in millions, except per share amounts):

ADESA Common Stock Repurchases	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	3.2	$19.68	3.2	$67.0
November 1 – November 30	0.7	$20.02	0.7	$53.6
December 1 – December 31	0.5	$19.80	0.5	$43.3

For the quarter and year ended December 31, 2004	4.4	$19.74	4.4	$43.3

(1)
On August 30, 2004, the Company's Board of Directors approved a program to repurchase up to $130 million of the Company's common stock. The program expires September 23, 2005.

Item 6. Selected Financial Data

 The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

 Operating results of the Company's former vehicle transport and vehicle importation businesses are included in discontinued operations and amounts have been adjusted accordingly for all periods presented. Due to significant acquisitions in 2000 and 2001 involving the purchase of 26 used vehicle and 18 salvage auctions, information included below may not be comparable. Also, 2002, 2003 and 2004 operating results do not include goodwill amortization as required by Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

 In June, 2004, the Company completed the initial public offering of its common stock and a registered public offering of its unsecured 7 5/8% senior subordinated notes. As a result of the Company's recapitalization and transition to an independent public company, 2004 operating results might not be comparable to previous periods or ongoing operations. As noted below, the operating results for 2004 include non-recurring transaction costs and a loss on extinguishment of debt. Transaction costs consist primarily of legal and professional fees associated with the Company's initial public offering and separation from ALLETE. The loss on extinguishment of debt consists of make-whole premiums related to the redemption of the Company's senior notes and write-off of related unamortized debt issuance costs. In addition, the operating results for 2004 include incremental ongoing corporate expenses consisting of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company. The recapitalization also resulted in incremental interest expense in 2004.

(Dollars in millions except per share and as otherwise noted)

For the year ended December 31,	2004(1)	2003(2)	2002	2001	2000

Operations:
Operating revenues
Auction and related services	$815.0	$807.6	$732.5	$690.9	$441.5
Dealer financing	116.6	104.3	99.9	95.1	77.8

Total operating revenues	931.6	911.9	832.4	786.0	519.3
Operating expenses (excluding depreciation and amortization)	681.7	673.8	624.8	586.9	387.4
Operating profit	213.8	202.8	174.9	156.9	106.0
Interest expense	25.4	16.0	22.5	38.6	26.1
Loss on extinguishment of debt	14.0	–	–	–	–
Income from continuing operations	109.5	114.8	93.8	76.3	49.7
Earnings per share—basic and diluted from continuing operations	$1.20	$1.30	$1.06	$0.86	$0.56
Weighted average shares outstanding
Basic (millions)(3)	91.2	88.6	88.6	88.6	88.6
Diluted (millions)(3)	91.5	88.6	88.6	88.6	88.6
Cash dividends declared per share (4)	$0.075	–	–	–	–
December 31,	2004	2003	2002	2001	2000

Financial Position:
Working capital (deficit)	$358.2	$56.8	$(86.1)	$(169.2)	$(296.9)
Current ratio	2.0:1	1.1:1	0.8:1	0.8:1	0.6:1
Debt as a percentage of total capitalization	33.8%	28.1%	34.2%	46.1%	56.6%
Total assets	$1,913.5	$1,655.3	$1,490.1	$1,529.6	$1,352.3
Total debt	$516.1	$370.9	$409.7	$565.7	$601.3
Total stockholders' equity	$1,011.4	$950.2	$788.7	$660.5	$460.8
Book value per share	$11.05	$10.72	$8.90	$7.45	$5.20
For the year ended December 31,	2004(6)	2003(7)	2002	2001	2000

Other Financial:
Net cash provided by operating activities	$167.4	$140.9	$181.7	$77.3	$97.5
Capital expenditures	$31.2	$26.8	$66.5	$57.2	$74.4
Depreciation and amortization	$36.1	$35.3	$32.7	$42.2	$25.9
EBITDA(5)	$240.4	$240.9	$208.9	$201.4	$136.0
Ratio of earnings to fixed charges(8)	6.5	9.0	6.0	3.6	3.6

For the year ended December 31,	2004	2003	2002	2001	2000

Other Operating:
Used vehicles sold (thousands)	1,759	1,810	1,741	1,761	1,287
Salvage vehicles sold (thousands)	200	191	172	145	33
Total vehicles sold (thousands)	1,959	2,001	1,913	1,906	1,320
Used vehicle conversion rate(9)	62.5%	61.0%	59.0%	58.1%	59.4%
Revenue per vehicle sold(10)	$416	$404	$383	$362	$334
Loan transactions (thousands)	1,073	950	946	904	795
Revenue per loan transaction(11)	$109	$110	$106	$105	$98
Facilities:
Number of auction facilities at end of period
Used vehicle	53	53	54	54	54
Salvage	28	27	25	20	10
Number of loan production offices at end of period	83	80	81	83	85

 The following table reconciles EBITDA to income from continuing operations.

For the year ended December 31,	2004(6)	2003(7)	2002	2001	2000

EBITDA (In millions):
Income from continuing operations	$109.5	$114.8	$93.8	$76.3	$49.7
Add back:
Income tax expense	69.4	74.8	59.9	44.2	34.3
Interest expense	25.4	16.0	22.5	38.6	26.1
Depreciation and amortization	36.1	35.3	32.7	42.3	25.9

EBITDA(5)	$240.4	$240.9	$208.9	$201.4	$136.0

 A reconciliation of net cash provided by operating activities, another comparable GAAP measure, to EBITDA for each of the fiscal periods indicated is presented below.

For the year ended December 31,	2004(6)	2003(7)	2002	2001	2000

EBITDA (In millions):
Net cash provided by operating activities	$167.4	$140.9	$181.7	$77.3	$97.5
Changes in operating assets and liabilities, net of acquisitions	(1.1)	21.6	(41.7)	46.9	(16.3)
Bad debt expense	(4.2)	(3.4)	(6.3)	(7.3)	(2.8)
Interest expense	25.4	16.0	22.5	38.6	26.1
Income tax expense	69.4	74.8	59.9	44.2	34.3
Deferred income tax	(3.1)	(11.5)	(8.2)	(0.1)	(4.0)
Discontinued operations (net of taxes)	4.2	(0.3)	5.5	8.9	1.3
Non-cash loss from discontinued operations	–	–	(2.8)	(6.7)	–
Loss on extinguishment of debt	(14.0)	–	–	–	–
Other non-cash	(2.0)	2.8	(1.7)	(0.4)	(0.1)
Compensation earned under restricted stock	(1.6)	–	–	–	–

EBITDA(5)	$240.4	$240.9	$208.9	$201.4	$136.0

Footnotes to Selected Financial Data

(1)
2004 operations include:

•	Non-recurring transaction costs totaling $3.0 million ($1.8 million after tax or $0.02 per share). Transaction costs consist primarily of legal and professional fees associated with the Company's initial public offering and separation from ALLETE.
•	Non-recurring loss on extinguishment of debt totaling $14.0 million ($8.5 million after tax or $0.09 per share). The loss on extinguishment of debt consists of make-whole premiums related to the redemption of the Company's senior notes and write-off of related unamortized debt issuance costs.
•	Incremental corporate expenses of $11.9 million ($7.3 million after tax or $0.08 per share). Incremental corporate expenses consist of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company.
•	Incremental interest expense of $8.7 million ($5.3 million after tax or $0.06 per share) resulting from the Company's recapitalization in June of 2004.
(2)
2003 operating expenses include a non-recurring gain on sale of real estate of $3.4 million ($2.1 million after tax or $0.03 per share).

(3)
Weighted average shares outstanding were 14,086,000 prior to the merger of ADESA, Inc. and ADESA Corporation on May 24, 2004. See Note 2 (Basis of Organization and Presentation) in the Notes to Consolidated Financial Statements.

(4)
Cash dividends declared per share does not include dividends declared and paid to ALLETE totaling $117.5 million prior to ADESA becoming an independent public company.

(5)
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

(6)
EBITDA for the year ended December 31, 2004 reflects incremental corporate expenses of $11.9 million and non-recurring transaction costs and a loss on extinguishment of debt totaling $17.0 million.

(7)
EBITDA for the year ended December 31, 2003 includes a gain on sale of real estate of $3.4 million.

(8)
For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs which are charged to interest expense and one-third of rent expense which is deemed representative of an interest factor. Fixed charges for 2004 include incremental interest expense of $8.7 million resulting from the Company's recapitalization in June 2004.

(9)
The used vehicle conversion rate represents the number of vehicles sold as a percentage of the number of vehicles entered or offered for sale at used vehicle auctions. This measure may not be comparable to similarly titled measures reported by other companies.

(10)
Revenue per vehicle sold is derived by taking auction and related services revenues divided by the number of vehicles sold. Revenue per vehicle sold does not include dealer financing revenues. This measure may not be comparable to similarly titled measures reported by other companies.

(11)
Revenue per loan transaction is computed by taking dealer financing revenues divided by the number of loan transactions. This measure may not be comparable to similarly titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

 The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends, and uncertainties. In particular, statements made in this report that are not historical facts (including but not limited to expectations, estimates, assumptions and projections regarding the industry, business, future operating results, and anticipated cash requirements) may be forward-looking statements. Actual results could differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors that May Affect Future Results." Some of these factors include: general business conditions; market trends; competition; weather; vehicle production; trends in new and used vehicle sales; business development activities, including acquisitions; economic conditions including exchange rate and interest rate fluctuations; litigation developments and other risks described from time to time in ADESA's filings with the Securities and Exchange Commission ("SEC") including the Quarterly Reports on Form 10-Q to be filed by ADESA in 2005. Many of these risk factors are outside of ADESA's control, and as such, they involve risks which are not currently known to ADESA that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date hereof and ADESA does not undertake to update its forward-looking statements.

Executive Overview

 2004 was a year of change and challenge for ADESA and the vehicle remarketing industry. In June 2004, ADESA completed its initial public offering of 6,250,000 shares of common stock followed by ALLETE's distribution of a stock dividend to all ALLETE stockholders in September of 2004 completing the separation of ADESA from ALLETE. This transition took place in a challenging industry environment in which industry-wide off-lease volumes decreased more than 25 percent from 2003. The continued decline in off-lease volumes contributed to a 2% decrease in vehicles sold at ADESA auctions. The operating results achieved in 2004 are a testament to management's ability to adapt to this challenging environment. ADESA expanded operations, achieved double-digit growth in income from continuing operations from both of its business segments, set a new annual loan transaction record, controlled expenses, repurchased 4.4 million shares of its common stock, implemented a quarterly dividend and continued to invest for the long-term.

 For the year ended December 31, 2004, the Company reported revenue of $931.6 million and net income of $105.3 million or $1.15 per share, compared with revenue of $911.9 million and net income of $115.1 million or $1.30 per share for 2003. Income from continuing operations was $109.5 million for 2004 compared with $114.8 million for 2003. Cash flows from operations were $167.4 million for the year ended December 31, 2004 compared with $140.9 million for 2003. The Company incurred various charges and incremental expenses in 2004 related to its initial public offering and subsequent separation from ALLETE that affect the comparability of its reported results of operations. In 2003, the Company recognized a gain on sale of real estate that also affected the comparability of its results. The impact of these transactions on income from continuing operations is as follows (in millions):

	2004	2003
Non-recurring items:
Gain on sale of real estate	$–	$(3.4)
Transaction-related expenses*	3.0	–
Debt prepayment expenses*	14.0	–

	17.0	(3.4)
Incremental expenses
Corporate expenses*	11.9	–
Interest expense*	8.7	–

	20.6	–
Tax (benefit) expense of above items	(14.7)	1.3

Decrease (increase) to income from continuing operations	$22.9	$(2.1)

*
The non-recurring transaction-related expenses consisted primarily of legal and professional fees associated with the Company's initial public offering and separation from ALLETE. The debt prepayment expenses in 2004 consisted of make-whole premiums related to the redemption of the Company's senior notes and write-off of related unamortized debt issue costs. Incremental corporate expenses for 2004 consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company, while incremental interest expense is the result of the Company's recapitalization and transition to an independent public company.

 For 2005 and beyond, ADESA is poised to pursue its growth strategies as an independent public company. A key statistic that is critical to ADESA's business model and success is that there are approximately 248 million vehicles in operation in North America. About 45 million of these vehicles change hands every year. However only slightly less than 10 million of these vehicles are sold at auction, providing what management believes to be an opportunity for the auction industry and ADESA. The Company is pursuing a strategy designed to capitalize on its underlying business strengths by:

    •
    growing auction and loan volumes;

    •
    continuing to improve its operating efficiency;

    •
    expanding into new markets; and

    •
    growing online auction and related services.

 ADESA anticipates that dealer supplied vehicles will be the primary source of auction volume growth in the coming years as off-lease volumes are expected to continue declining, albeit at a slower rate, through 2007. Part of the Company's strategy includes a focus on the dealer customer and leveraging technology to improve service and decrease costs. ADESA is working on a number of information technology projects aimed at fully integrating its service offerings to enhance the level of customer service and increase its operating efficiencies. These efforts include the continued rollout of ADESA's LiveBlock™ online auction technology and initiatives focused on dealer customers.

Critical Accounting Estimates

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

 Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of ADESA's Board of Directors. In addition to the critical accounting estimates, there are other items used in the preparation of ADESA's consolidated financial statements that require estimation, but are not deemed critical based on the above criteria. Changes in estimates used in these and other items could have a material impact on ADESA's financial statements.

 ADESA continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. The following summarizes those accounting policies that are most subject to important estimates and assumptions and are most critical to the reported results of operations and financial condition. See Note 3 in the Notes to Consolidated Financial Statements for further description of these items and the Company's other accounting policies.

Uncollectible Receivables and Allowance for Credit Losses and Doubtful Accounts

 The Company maintains an allowance for credit losses and doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowances for credit losses and doubtful accounts are based on management's evaluation of the receivables portfolio under current economic conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors, which in management's judgment deserve recognition in estimating losses. Specific collection matters can be impacted by the outcome of negotiations, litigation and bankruptcy proceedings.

 Due to the nature of the business at ADESA's auctions, substantially all of the Company's trade receivables are due from vehicle dealers, salvage buyers, institutional customers and insurance companies. ADESA generally has possession of vehicles or vehicle titles collateralizing a significant portion of these receivables. At the auction sites, risk is mitigated through a pre-auction registration process that includes verification of identification, bank accounts, dealer license status, acceptable credit history, buying history at other auctions and the written acceptance of all of the auction's policies and procedures.

 AFC's allowance for credit losses includes an estimate of losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries. Additionally, an accrued liability is recorded for the estimated losses for loans sold by AFC's subsidiary, AFC Funding Corporation. These loans were sold to a bank conduit facility with recourse to AFC Funding Corporation and will come back on the balance sheet of AFC Funding Corporation at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility. AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, which includes holding vehicle titles where permitted.

 A 10% increase in the allowance for credit losses and doubtful accounts and the accrued liability for loans sold to the bank conduit facility would result in an increase in the provision for credit losses of $1.2 million and a $0.6 million reduction in revenues and an aggregate decrease in earnings of $1.1 million. See "Liquidity and Capital Resources", "Off-balance Sheet Arrangements" and Note 9 in the Notes to Consolidated Financial Statements for further discussion.

Impairment of Goodwill and Long-Lived Assets

 In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; significant decline in the Company's stock price for a sustained period; and the Company's market valuation relative to its book value. In assessing the recoverability of goodwill, ADESA must make assumptions regarding estimated future cash flows and earnings, changes in the Company's business strategy and economic conditions affecting market valuations related to the fair values of ADESA's two reporting units which are its two business segments, Auction and Related Services and Dealer Financing. If the fair value of a reporting unit is determined to be less than the carrying amount, an impairment charge would be recorded in the period identified. In response to changes in industry and market conditions, ADESA may be required to strategically realign its resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill. As of December 31, 2004, ADESA had $514.6 million in goodwill that will be subject to future impairment tests. Annual testing was completed in the second quarter of 2004 with no resulting impairment. No significant changes in events or circumstances have occurred that would indicate the carrying amount of the Company's goodwill has been impaired since the test was completed.

 The Company reviews long-lived assets for possible impairment whenever circumstances indicate that their carrying amount may not be recoverable. If it is determined that the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, the Company would recognize a loss to the extent that the carrying amount exceeds the fair value of the asset. Management judgment is involved in both deciding if testing for recovery is necessary and in estimating undiscounted cash flows. The Company's impairment analysis is based on the current business strategy, expected growth rates and estimated future economic conditions. No material adjustments were made to the carrying value of long-lived assets in 2004, 2003 or 2002. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Self-Insurance Programs

 ADESA self-insures a portion of employee medical benefits under the terms of its employee health insurance program as well as a portion of its automobile, general liability and workers' compensation claims. The Company purchases individual stop-loss insurance coverage that limits the exposure on individual claims as well as aggregate stop-loss insurance coverage that limits the total exposure to overall claims for employee medical, automobile, general liability and workers' compensation claims. The cost of the stop-loss insurance is expensed over the contract periods.

 ADESA records an accrual for the claims expense related to its employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims. Trends in healthcare costs could have a significant impact on anticipated claims. If actual claims are higher than anticipated, the Company's accrual might be insufficient to cover the claims costs, which would have an adverse impact on the operating results in that period.

Legal Proceedings and Other Loss Contingencies

 ADESA is subject to the possibility of various legal proceedings and other loss contingencies, many involving litigation incidental to the business and a variety of environmental laws and regulations. Litigation and other loss contingencies are subject to inherent uncertainties and the outcomes of such matters are often very difficult to predict and generally are resolved over long periods of time. The Company considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. Estimating probable losses requires the analysis of multiple possible outcomes that often are dependent on the judgment about potential actions by third parties. Contingencies are recorded in the consolidated financial statements, or otherwise disclosed, in accordance with SFAS 5, Accounting for Loss Contingencies. ADESA accrues for an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. If the amount of an actual loss is greater than the amount accrued, an adverse impact on operating results in that period would result. Legal fees are expensed as incurred. See Note 19 in the Notes to Consolidated Financial Statements for further discussion.

Income Taxes

 All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

 ADESA operates in multiple tax jurisdictions with different tax rates and must determine the allocation of income to each of these jurisdictions based on estimates and assumptions. In the normal course of business, the Company will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax reviews often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

 ADESA records its tax provision based on existing laws, experience with previous settlement agreements, the status of current IRS (or other taxing authority) examinations and management's understanding of how the tax authorities view certain relevant industry and commercial matters. Although the Company has recorded all probable income tax liabilities in accordance with SFAS 5, Accounting for Contingencies and SFAS 109, Accounting for Income Taxes, these accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process, and therefore include certain contingencies. ADESA establishes reserves when, despite management's belief that tax return positions are fully supportable, the Company believes that certain positions are likely to be challenged and that the Company may or may not prevail. The Company adjusts these reserves in light of changing facts and circumstances. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Results of Operations

 The following table sets forth operations data as a percentage of total revenue for the periods indicated:

	For the Year Ended December 31,
	2004	2003	2002
Operations Data:
Auction and related services revenue	87.5%	88.6%	88.0%
Dealer financing revenue	12.5%	11.4%	12.0%

Total revenue	100.0%	100.0%	100.0%

Cost of services	49.9%	52.1%	50.0%
Selling, general and administrative	23.3%	21.8%	25.1%
Depreciation and amortization	3.9%	3.9%	3.9%

Operating profit	22.9%	22.2%	21.0%

 The majority of the Company's revenue is derived from auction fees and related services at its auction facilities and dealer financing services at AFC. AFC's net revenue consists of net interest and fee income and gain on sale of finance receivables less provisions for credit losses. This net presentation of AFC's revenues is customary for finance companies. Operating expenses for the Company consist of cost of services, selling, general and administrative expenses and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities and maintenance. Selling, general and administrative expenses are composed of indirect payroll and related costs, sales and marketing, information technology services and professional fees.

Seasonality

 Generally, the volume of vehicles sold at the Company's auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter volume of vehicles sold is generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affect the demand side of the auction industry. Auction volumes tend to decline during prolonged periods of winter weather conditions, hurricanes and other major weather related events. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The Company's earnings are generally highest in the second calendar quarter followed by the third calendar quarter. Although volume is typically higher in the first calendar quarter than the third calendar quarter, earnings are generally lower due to additional costs associated with winter weather. The fourth calendar quarter typically has the lowest earnings as a result of the lower volume and additional costs associated with the holidays and winter weather.

Year Ended December 31, 2004

Summary

 Operating revenue increased $19.7 million, or 2%, to $931.6 million for the year ended December 31, 2004, compared with $911.9 million for the year ended December 31, 2003.

Operating revenue for auction and related services and for dealer financing increased 1% and 12% to $815.0 million and $116.6 million for the year ended December 31, 2004, compared with $807.6 million and $104.3 million for the same period in 2003.

 Operating profit for 2004 was 22.9% of revenue, an increase from 22.2% in 2003, despite incurring $11.9 million of incremental corporate costs to support ADESA as an independent public company and non-recurring transaction costs of $3.0 million.

 ADESA reported income from continuing operations of $109.5 million for the year ended December 31, 2004, compared with income from continuing operations of $114.8 million for the year ended December 31, 2003. In addition to the previously mentioned incremental corporate costs and non-recurring transaction costs, the Company recognized a $14.0 million loss on the extinguishment of debt ($8.5 million after tax) as well as incremental interest expense of $8.7 million ($5.3 million after tax) resulting from the recapitalization and transition to an independent public company.

Operating Revenue

Auction and Related Services

	December 31,
(In millions except volumes and per vehicle amounts)	2004	2003	Growth
Auction and related services revenue	$815.0	$807.6	1%
Vehicles sold
Used	1,759,371	1,809,975	(3%)
Salvage	200,092	190,911	5%

Total vehicles sold	1,959,463	2,000,886	(2%)

Used vehicle conversion percentage	62.5%	61.0%
Revenue per vehicle sold	$416	$404	3%

 Revenue for auction and related services increased $7.4 million, or 1%, to $815.0 million for the year ended December 31, 2004, compared with $807.6 million for the same period in 2003. A 3% increase in revenue per vehicle sold resulted in increased auction and related services revenue of approximately $24.1 million including fluctuations in the Canadian exchange rate which increased revenue by approximately $11.2 million for the year ended December 31, 2004 compared with the year ended December 31, 2003. Total auction vehicles sold decreased 2% for the year ended December 31, 2004, resulting in an offsetting decrease in auction and related services revenue of approximately $16.7 million compared with the year ended December 31, 2003.

 Revenue per vehicle sold grew 3% for the year ended December 31, 2004 compared with the year ended December 31, 2003 primarily due to selected price increases implemented earlier in the year and favorable changes in the Canadian exchange rate. In addition, the Company's increased penetration rate for vehicle inspections and e-business services such as AutoVin and LiveBlock contributed to the increase in revenue per vehicle sold for the year ended December 31, 2004. The shift in mix from institutional vehicles to dealer vehicles resulted in a decrease in ancillary services for logistics and reconditioning for the year ended December 31, 2004 compared with the year ended December 31, 2003, which offset some of the increases due to pricing and the increased penetration of other services.

 The total number of vehicles sold decreased 2% in the year ended December 31, 2004 compared with the year ended December 31, 2003. The number of used vehicles sold in 2004 declined from the number sold in 2003 primarily due to the industry decline in off-lease vehicles and a decline in vehicles repossessed by the Company's customers available for redistribution, which were partially offset by an increase in dealer vehicles sold and salvage vehicles sold. The used vehicle conversion percentage increased to 62.5% for 2004 from 61.0% in 2003, driven by an unusually high first quarter 2004 conversion percentage of 68.4% compared with 62.4% in 2003.

 The off-lease volumes returning for wholesale remarketing in the US fell from an estimated 1.9 million units in 2003 to approximately 1.5 million units in 2004. ADESA anticipates that dealer supplied vehicles will be the primary source of auction volume growth in the next few years as off-lease volumes are expected to continue to decline through 2007, albeit at a slower rate than in 2004. ADESA expects to increase the number of dealer vehicles sold in 2005 as a result of its dealer consignment initiatives and the continued substitution of dealer vehicles for institutional vehicles. ADESA believes there is an opportunity to generate more business from dealers by increasing the first-time conversion rates of their consignments and providing more attractive services and economics as compared with other redistribution channels. The Company seeks to standardize practices among its auctions and provide market data, including sales results and individual customer metrics, to make the auction process more attractive to selling dealers. The continuing mix shift from institutional vehicles to dealer vehicles could constrain growth in revenue per vehicle sold as institutional sellers generally exhibit a higher demand for ancillary services for logistics and reconditioning.

Dealer Financing

	December 31,
(In millions except volumes and per loan amounts)	2004	2003	Growth
Dealer financing revenue
Gain on sale of finance receivables	$62.2	$55.9
Interest and fee income	53.9	45.7
Other revenue	1.7	2.4
Provision for credit losses	(1.2)	0.3

Total dealer financing revenue	$116.6	$104.3	12%

Loan transactions	1,072,838	950,090	13%
Revenue per loan transaction	$109	$110	(1%)

 Dealer financing revenue increased $12.3 million, or 12%, for the year ended December 31, 2004, compared with the year ended December 31, 2003. The increase in dealer financing revenue was driven by a 13% increase in loan transactions for the year ended December 31, 2004 compared with the year ended December 31, 2003. Increases in loan transactions were a result of an increase in the number of active dealers combined with an increase in floorplan utilization by the existing dealer base.

 Revenue per loan transaction decreased $1 primarily due to an increase in the provision for credit losses of approximately $1.5 million for the year ended December 31, 2004.

Cost of Services

 Cost of services (excluding depreciation and amortization) decreased $10.6 million, or 2%, for the year ended December 31, 2004 compared with the year ended December 31, 2003. The impact of the used vehicle market mix shift toward more dealer vehicles (fewer ancillary services are utilized by dealer sellers), higher average used vehicle conversion rates and management cost controls favorably impacted cost of services by approximately $8.7 million, or 2%, for the year ended December 31, 2004. In addition, lower vehicle volumes also accounted for a $9.3 million decrease in cost of services for the year ended December 31, 2004 compared with the year ended December 31, 2003.

 These favorable impacts on cost of services as compared with the year ended December 31, 2003 were partially offset by the impact of fluctuations in the Canadian exchange rate, which increased cost of services by approximately $5.7 million, and the growth in loan transactions, which resulted in a $1.7 million increase in costs of services.

Selling, General and Administrative Expenses

 Selling, general and administrative expenses increased $18.5 million, or 9%, for the year ended December 31, 2004, compared with the same period in 2003, primarily due to incremental expenses associated with the June 2004 transactions (initial public offering, notes offering and new credit facility) and the Company's September 2004 separation from ALLETE. Selling, general and administrative expenses for the year ended December 31, 2004 included approximately $3.0 million of non-recurring transaction costs and $11.9 million of incremental corporate expenses to support ADESA as an independent public company. Transaction costs consist primarily of legal and professional fees associated with the initial public offering and the Company's separation from ALLETE. Incremental corporate expenses consist of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company. Additionally, a $3.4 million non-recurring gain on the sale of real estate was recognized in 2003, which decreased selling, general and administrative expenses for the year ended December 31, 2003. The Company expects to incur approximately $4.0 million to $4.5 million of incremental corporate expenses in the first half of 2005 relative to the first half of 2004 as a result of operating as an independent public company.

Depreciation and Amortization

 Depreciation and amortization expense increased $0.8 million, or 2%, for the year ended December 31, 2004, compared with the year ended December 31, 2003, primarily due to increased depreciation expense associated with owning certain auction facilities previously leased and the addition of new facilities and equipment.

Operating Profit

 Operating profit increased $11.0 million, or 5%, for the year ended December 31, 2004, compared with the same period in 2003. As a percentage of revenue, operating profit increased to 22.9% in 2004 compared with 22.2% in 2003, primarily as a result of increased revenues and lower cost of services, partially offset by increased selling, general and administrative expenses from incremental corporate costs and non-recurring transaction costs incurred in 2004. The mix shift from institutional to dealer vehicles combined with higher average used vehicle conversion rates and management cost controls contributed to the improvement in operating profit margin in 2004. The improvement in operating profit also reflects management's success in reducing direct costs at the auction sites to match volumes while also modestly increasing revenue.

Interest Expense

 Interest expense increased $9.4 million, or 59%, in the year ended December 31, 2004, compared with the year ended December 31, 2003, as the Company is carrying additional debt related to its recapitalization (notes offering and new credit facility). In the first half of 2005, the Company expects to incur approximately $7.0 million to $8.0 million of additional interest expense, incremental to the expense incurred in 2004, as a result of the additional debt related to its recapitalization.

Loss on Extinguishment of Debt

 ADESA redeemed its $90 million 7.7% Senior Notes, Series A, due 2006 and its $35 million 8.1% Senior Notes, Series B, due 2010 on August 18, 2004. As previously announced by the Company, the redemption resulted in non-recurring debt prepayment expenses of $14.0 million before income taxes. The non-recurring expenses included an early redemption penalty and the write-off of unamortized debt issuance costs.

Provision for Income Taxes

 The effective income tax rate was 38.8% for the year ended December 31, 2004, a decrease from the effective rate of 39.5% for the year ended December 31, 2003. The decrease in the effective tax rate in 2004 is attributable to the restructuring of certain tax planning strategies and other tax components associated with the Company's separation from ALLETE.

Discontinued Operations

 In February 2003, ADESA approved a plan to discontinue the operations of its vehicle importation business. The financial results of the vehicle importation business have been accounted for as discontinued operations. Net loss from discontinued operations for the year ended December 31, 2004 includes a $6.9 million pre-tax charge, $4.2 million net of tax, related to a jury award and the related interest and legal costs in a suit filed by a former employee of the Company's vehicle importation business. See Note 19 in the Notes to Consolidated Financial Statements for further description of this legal matter. Net income from discontinued operations for the year ended December 31, 2003 was $0.3 million as a result of a litigation settlement in the Company's discontinued vehicle transport business partially offset by exit charges incurred related to the Company's vehicle importation business.

 The following table summarizes financial information for the discontinued operations (in millions):

	Year Ended December 31,
	2004	2003
Operating revenues	$–	$2.0
(Loss) income from discontinued operations before income taxes	$(6.9)	$0.4
Net (loss) income from discontinued operations	$(4.2)	$0.3

Year Ended December 31, 2003

Summary

 Operating revenue increased $79.5 million, or 10%, in the year ended December 31, 2003 as compared with the year ended December 31, 2002. Operating revenue for auction and related services and dealer financing increased 10% and 4% to $807.6 million and $104.3 million for the year ended December 31, 2003, compared with $732.5 million and $99.9 million for the year ended December 31, 2002. Operating expenses increased by $51.6 million, or 8%, in the year ended December 31, 2003 as compared with the year ended December 31, 2002.

 Operating profit for the year ended December 31, 2003 was 22.2% of revenue, an increase from 21.0% for the year ended December 31, 2002. For the year ended December 31, 2003, ADESA reported income from continuing operations of $114.8 million, a 22% increase as compared with the year ended December 31, 2002. Higher net income in 2003 was attributable to an increased number of vehicles sold though the Company's auctions, selective fee increases, lower interest expense, a gain on the sale of real estate and receivables portfolio management at AFC.

Operating Revenue

Auction and Related Services

	December 31,
(In millions except volumes and per vehicle amounts)	2003	2002	Growth
Auction and related services revenue	$807.6	$732.5	10%
Vehicles sold
Used	1,809,975	1,741,363	4%
Salvage	190,911	172,360	11%

Total vehicles sold	2,000,886	1,913,723	5%

Used vehicle conversion percentage	61.0%	59.0%
Revenue per vehicle sold	$404	$383	5%

 Revenue in the auctions and related services segment increased $75.1 million, or 10%, in 2003 as compared with 2002. Revenue was higher in 2003 primarily due to an increased number of vehicles sold through the Company's auctions, a shift toward the sale of more institutional vehicles, selective fee increases and the increased Canadian dollar currency exchange rate. Total auction volumes increased 5% contributing approximately $33.4 million of the total revenue increase for auctions and related services. Volumes increased in 2003 as compared with 2002 due to the stabilization of wholesale used vehicles prices in mid-2003, increased demand for used vehicles as retail demand increased during the year, and an increase in volume from institutional customers. Vehicles sold at the Company's salvage auction facilities increased 11% due to expansion into new markets, including sites where the salvage auctions were combined with existing used vehicle auction facilities. The shift toward the sale of more institutional vehicles, which resulted in additional sales of ancillary services for logistics and reconditioning, as well as selective price increases, contributed approximately $24.2 million of the total revenue increase for the auctions and related services segment. The significant increase in the Canadian currency exchange rate in 2003 as compared with 2002 accounted for approximately $17.5 million of the revenue increase in the auctions and related services segment.

 Revenue per vehicle sold grew 5% for the year ended December 31, 2003 compared with the year ended December 31, 2002 as a result of a shift towards the sale of more institutional vehicles, selected pricing actions and changes in the Canadian exchange rate. The shift in mix from dealer vehicles to institutional vehicles resulted in an increase in ancillary services for logistics and reconditioning for the year ended December 31, 2003 as compared with 2002.

Dealer Financing

	December 31,
(In millions except volumes and per loan amounts)	2003	2002	Growth
Dealer financing revenue
Gain on sale of finance receivables	$55.9	$64.0
Interest and fee income	45.7	31.9
Other revenue	2.4	6.4
Provision for credit losses	0.3	(2.4)

Total dealer financing revenue	$104.3	$99.9	4%

Loan transactions	950,090	946,323	0%
Revenue per loan transaction	$110	$106	4%

 Revenue for the dealer financing segment increased $4.4 million, or 4%, in the year ended December 31, 2003 as compared with the year ended December 31, 2002. The increase in revenue primarily resulted from increased portfolio quality, the increased Canadian currency exchange rate and a slight increase in the number of loan transactions arranged. The increased portfolio quality resulted in a lower provision for credit losses of $2.7 million in 2003. The provision for credit losses declined due to a reduction in certain components of the allowance for credit losses. Special purpose loans and certain finance receivables for which a specifically identified allowance was carried declined, resulting in a reduction of the allowance for credit losses of approximately $2 million. These receivables had a higher degree of risk and therefore required a larger allowance for credit losses and related provision for credit losses. The decline in these higher risk receivables resulted in a corresponding decrease in the provision for credit losses and the allowance for credit losses. Despite the reduction in special purpose loans and certain finance receivables requiring a larger allowance, the overall finance receivable balance increased due to the growth of the floorplan loans, a lower risk receivable which typically requires a smaller allowance for credit losses and related provision for credit losses. The increase in the Canadian exchange rate resulted in approximately $1.1 million of the total revenue increase for the dealer financing segment. Revenue per loan transaction increased $4 primarily due to a lower provision for credit losses for the year ended December 31, 2003 and an increase in the Canadian exchange rate.

 The components of dealer financing revenue for 2002 presented above may not be comparable to previous periods or ongoing operations due to the consolidation of AFC Funding Corporation, which was an unconsolidated Qualifying Special Purpose Entity under the provisions of the Emerging Issues Task Force 96-20, Consolidation of Special Purpose Entities (see Note 2 and Note 9 in Notes to Consolidated Financial Statements) prior to June of 2002. In accordance with the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, AFC began consolidating AFC Funding Corporation on June 1, 2002. The presentation of items included in net revenue for the dealer financing segment was impacted for the year ended December 31, 2002. The change in accounting did not affect the reported amounts for total dealer financing revenue in 2002.

Cost of Services

 Costs of services (excluding depreciation and amortization) increased $59.6 million, or 14%, primarily due to volume increases, additional expenses incurred for ancillary services as a result of a shift toward the sale of more institutional vehicles, increased Canadian currency exchange rates and general inflationary cost increases. The impact of increased volume was approximately $17.8 million of the increase in the cost of services. The additional resources related to ancillary services and customer service demands for institutional accounts and general inflationary cost increases contributed approximately $31.9 million to the increase in cost of services. The increase in the Canadian currency exchange rate resulted in an increase in cost of services of approximately $8.8 million. Costs of services for the dealer financing segment also increased $1.1 million compared with 2002, primarily due to general inflationary increases for payroll related costs.

Selling, General and Administrative Expenses

 Selling, general and administrative expenses decreased $10.6 million, or 5%, in the year ended December 31, 2003. This decrease was primarily attributed to lower indirect payroll and benefits costs and a gain on the sale of real estate of $3.4 million, offset by the increased Canadian currency exchange rate. During 2003, payroll and benefits costs decreased $6.0 million, primarily due to lower incentive compensation awards. The increase in the Canadian currency exchange rate resulted in an increase in selling, general and administrative expenses of $2.8 million.

Depreciation and Amortization

 Depreciation and amortization expense increased $2.6 million, or 8%, in 2003, primarily due to increased depreciation associated with owning certain facilities previously leased through mid-2003 and the addition of auction facilities and other capital expenditures.

Operating Profit

 Operating profit increased $27.9 million, or 16%, for the year ended December 31, 2003, compared with the year ended December 31, 2002. As a percentage of revenue, operating profit increased to 22.2% in 2003 compared with 21.0% in 2002, primarily as a result of increased revenues and lower selling, general and administrative costs offset by increased cost of services resulting from the increase in vehicle sold.

Interest Expense

 Interest expense decreased $6.5 million, or 29%, in the year ended December 31, 2003, as excess cash flow was used to pay down intercompany debt balances. Lower interest rates on variable debt also contributed to decreased interest expense.

Provision for Income Taxes

 The effective income tax rate was 39.5% for the year ended December 31, 2003, a slight increase from the effective rate of 39.0% for the year ended December 31, 2002.

Discontinued operations

 Income from discontinued operations was $0.3 million in 2003 as a result of a litigation settlement offset by exit charges incurred related to the Company's vehicle importation business. Losses from discontinued operations were $5.5 million in 2002 and reflect exit charges associated with the vehicle transport business.

 The following summarizes financial information for the discontinued operations (in millions):

	December 31,
	2003	2002
Operating revenues	$2.0	$16.3
Income (loss) from discontinued operations before income taxes	$0.4	$(8.2)
Net income (loss) from discontinued operations	$0.3	$(5.5)

LIQUIDITY AND CAPITAL RESOURCES

 ADESA's initial public offering of 6,250,000 shares of common stock in June 2004, resulted in proceeds of $136.0 million, net of transaction costs of $14.0 million. The Company used the net proceeds from this offering, together with the net proceeds from the senior subordinated notes offering (proceeds of $121.7, net of transaction costs of $3.3 million) and $275.0 million borrowed under the Company's new credit facility, to repay $75.1 million of outstanding debt to unaffiliated third parties, to pay accrued interest and principal on the $100.0 million intercompany note representing a dividend paid to ALLETE in June 2004, and to repay all of the Company's other outstanding intercompany debt owed to ALLETE and its subsidiaries totaling $105.0 million. In addition, the Company's two existing senior notes were redeemed on August 18, 2004 for $139.0 million, including $14.0 million of non-recurring expenses. The remaining net proceeds from the initial public offering, notes offering and new credit facility have and will be used for general corporate purposes, including the repurchase of up to $130 million of the Company's common stock pursuant to a share repurchase program approved by the Company's Board of Directors on August 30, 2004. The Company's share repurchase program has and may include open market transactions executed from time to time at prevailing market prices, as well as privately negotiated transactions, and will be structured to comply with, and be conducted under, Rule 10b-18 of the Securities Exchange Act of 1934 and other applicable regulations. Future purchases will be made at such times and in such amounts as ADESA deems appropriate and may be discontinued at any time. The program expires September 23, 2005. Through December 31, 2004, the Company had repurchased 4.4 million shares of ADESA common stock at an average price of $19.74 per share.

 The Company believes that the strongest indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its new credit facility.

(Dollars in millions)	December 31, 2004	December 31, 2003
Cash and cash equivalents	$304.5	$112.7
Restricted cash	$4.9	$3.4
Working capital	$358.2	$56.8
Amounts available under new credit facility	$139.0	NA
Current ratio	2.0:1	1.1:1

Working Capital

 A substantial amount of the Company's working capital is generated internally from payments for services provided. ADESA had historically funded short-term working capital needs through lines of credit from ALLETE. On June 21, 2004, ADESA secured a $150 million revolving line of credit from which no amounts were drawn as of December 31, 2004. There were outstanding letters of credit totaling approximately $11 million at December 31, 2004, which reduce the available borrowings under the credit facility. The credit facility contains certain financial covenants including a covenant requiring ADESA to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0. These financial covenants affect the Company's operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. At December 31, 2004, the Company is in compliance with the covenants contained in the credit facility. The Company expects that cash generated from operations together with cash on hand and amounts available under its credit facility will allow ADESA to meet its current working capital needs and those of its subsidiaries.

 The majority of the Company's working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for services are received at each auction and loan production office and are deposited locally. Most of the financial institutions place a temporary hold on the availability of the funds deposited that can range anywhere from one to five business days, resulting in cash in the Company's accounts and on its balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, the Company has increased the amount of funds that are available for immediate use and is actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Since the majority of these outstanding checks for operations in the US are drawn upon bank accounts at financial institutions other than the financial institutions that hold the unavailable cash, the Company cannot offset the cash and the outstanding checks on its balance sheet.

 AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is provided for an average term of 30 to 45 days. AFC principally generates its funding through the sale of its US dollar denominated receivables. For further discussion of AFC's securitization arrangements, see "Off-balance Sheet Arrangements".

Summary of Cash Flows

 The Company strives to continuously improve cash flow from operations. ADESA's strategy includes growing its vehicle auction and dealer financing businesses both internally by expanding facilities, services and operations, and externally through acquisitions.

	Year Ended December 31,
(In millions)	2004	2003	Change
Net cash provided by (used for):
Operating activities	$167.4	$140.9	$26.5
Investing activities	(20.8)	(35.0)	14.2
Financing activities	46.8	(125.1)	171.9
Effect of exchange rate on cash	(0.1)	6.5	(6.6)

Net increase (decrease) in cash and cash equivalents	$193.3	$(12.7)	$206.0

 Cash flow from operating activities was $167.4 million for the year ended December 31, 2004, compared with $140.9 million for the same period in 2003. The primary reason for the increase in cash flow from operations was the change in operating assets and liabilities. Operating cash flow was favorably impacted by a $31.6 million increase in accounts payable and accrued expenses partially offset by a net increase in finance and trade receivables totaling $8.9 million.

Operating activities were also impacted by an $8.4 million decrease in deferred taxes, a $9.8 million decrease in net income and a $6.4 million increase in other non-cash transactions and compensation associated with equity programs.

 On an annual basis, the Company's auctions and loan production offices handle nearly $20 billion worth of sales proceeds and revenues. As part of the fees earned for the services ADESA provides relative to the sale of each vehicle at auction, ADESA assumes the risk associated with collecting the gross sales proceeds from buyers and likewise assumes responsibility for distributing to sellers the net sales proceeds of vehicles. The fees for each vehicle are collected by adding the buyer-related fees to the gross sales proceeds due from the buyer and deducting the seller-related fees from the gross sales proceeds prior to distributing the net sales proceeds to the seller. The amount ADESA reports as revenue for each vehicle only represents the fees associated with the Company's services and does not include the gross sales price of the consigned vehicle. As a result, the accounts receivable from buyers are much larger on a per vehicle basis than the combined seller and buyer-related fees associated with each transaction. While ADESA's revenues primarily include the fees earned for the services provided, the Company's working capital cash flows include the full purchase price of the vehicles along with the fees earned by the Company.

 Net cash used for investing activities was $20.8 million for the year ended December 31, 2004, compared with net cash used by investing activities of $35.0 million for 2003. This change was principally due to the purchase of $22.0 million in development revenue bonds in connection with a capital lease entered in 2003. The decrease caused by the purchase of these bonds was offset by a $4.4 million increase in asset purchases and a $5.0 million decline in proceeds received from the sale of assets. For a discussion of the Company's capital expenditures, see "Capital Expenditures" below.

 Cash provided by financing activities was $46.8 million for the year ended December 31, 2004, compared with cash used by financing activities of $125.1 million for the same period in 2003. This change was principally due to $136 million of proceeds received from the initial public offering as well as $500 million of proceeds received from the issuance of debt, offset by the repayment of debt of $368.9 million (including the $14.0 million loss on extinguishment of debt), repurchases of the Company's common stock totaling $86.7 million and $117.5 million of dividends paid to ALLETE.

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

 The following table reconciles EBITDA to income from continuing operations.

	For the Year Ended December 31,
EBITDA (In millions)	2004	2003	2002
Income from continuing operations	$109.5	$114.8	$93.8
Add back:
Income tax expense	69.4	74.8	59.9
Interest expense	25.4	16.0	22.5
Depreciation and amortization	36.1	35.3	32.7

EBITDA	$240.4	$240.9	$208.9

 EBITDA for the year ended December 31, 2004 reflects incremental corporate expenses of $11.9 million and non-recurring transaction costs and a loss on extinguishment of debt totaling $17.0 million. EBITDA for the year ended December 31, 2003 includes a gain on sale of real estate of $3.4 million.

 A reconciliation of net cash provided by operating activities, another comparable GAAP measure, to EBITDA for each of the fiscal periods indicated is presented below.

	For the Year Ended December 31,
EBITDA (In millions)	2004	2003	2002
Net cash provided by operating activities	$167.4	$140.9	$181.7
Changes in operating assets and liabilities, net of acquisitions	(1.1)	21.6	(41.7)
Bad debt expense	(4.2)	(3.4)	(6.3)
Interest expense	25.4	16.0	22.5
Income tax expense	69.4	74.8	59.9
Deferred income tax	(3.1)	(11.5)	(8.2)
Discontinued operations (net of taxes)	4.2	(0.3)	5.5
Non-cash loss from discontinued operations	–	–	(2.8)
Loss on extinguishment of debt	(14.0)	–	–
Other non-cash	(2.0)	2.8	(1.7)
Compensation earned under restricted stock	(1.6)	–	–

EBITDA	$240.4	$240.9	$208.9

Capital Expenditures

 Capital expenditures for the years ended December 31, 2004, and 2003 were $31.2 million and $26.8 million and were funded primarily from internally generated funds. Capital expenditures are expected to total approximately $200 million for 2005 through 2009. Anticipated expenditures are primarily attributable to expansions and ongoing improvements at existing vehicle auction facilities and improvements in information technology systems. Future capital expenditures could vary substantially if the Company is required to undertake corrective action or incur environmental costs in connection with any outstanding or future liabilities. ADESA may also pursue expansion opportunities, including the acquisition of other companies.

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

Contractual Obligations

 The table below sets forth the Company's enforceable and legally binding obligations as of December 31, 2004. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations the Company will pay in future periods may vary from those reflected in the table. The following summarizes the Company's contractual cash obligations as of December 31, 2004 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years

Debt
Debt	$0.1	$0.1	$–	$–	$–
Senior subordinated notes(a)	125.0	–	–	–	125.0
Term loan facilities(a)	356.5	37.0	74.0	150.5	95.0
Capital lease obligation(b)	34.5	–	–	–	34.5
Interest payments relating to long-term debt(c)	158.8	30.8	55.8	46.7	25.5
Interest rate swap(d)	0.2	–	0.2	–	–
Operating leases(e)	122.8	16.9	26.7	13.3	65.9

Total contractual cash obligations	$797.9	$84.8	$156.7	$210.5	$345.9

  (a)
  These borrowings are further explained in Note 12 "Senior Notes Offering and Long-term Debt" of the Notes to the Consolidated Financial Statements. The table assumes the long-term debt is held to maturity.

  (b)
  This obligation, related to the Atlanta auction facility, is further explained in Note 11 "Property and Equipment, Net" of the Notes to the Consolidated Financial Statements.

  (c)
  Interest payments on long-term debt are projected based on the contractual rates of the debt securities. (Note: interest on the capital lease is not included as it is offset by interest received from the related bonds.) Interest rates for the variable rate debt instruments were held constant at the 2005 projected rates for 2006 – 2009 due to their unpredictable nature. These amounts assume no borrowings on the $150 million revolver following 2005 due to the amount of cash the Company is expected to generate; however, unused revolver fees are included in the interest payments as are standby letter of credit fees and swap interest.

  (d)
  The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would pay to terminate the agreements at the reporting date. The agreements do not mature until December 2006. The interest rate swaps are further explained in Note 13 of the Notes to the Consolidated Financial Statements.

  (e)
  Operating leases are entered into in the normal course of business. ADESA leases some of its auction facilities as well as other property and equipment under operating leases. Some lease agreements contain options to renew the lease or purchase the leased property. Future operating lease obligations would change if the renewal options were exercised and/or if the Company entered into additional operating lease agreements. For additional information, see Note 14 "Leasing Agreements" of the Notes to the Consolidated Financial Statements.

 The Company believes its sources of liquidity from its cash and cash equivalents on hand, cash provided by operating activities, and availability under its credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company's capital requirements, debt service, working capital, and dividend payments for the next five years. On February 9, 2005, the Company's Board of Directors declared a first quarter dividend of $0.075 per common share payable March 15, 2005, to shareholders of record on February 22, 2005. The Company anticipates paying quarterly dividends at a rate of $0.075 per common share in 2005 resulting in total cash payments for dividends of approximately $6.8 million each quarter. The Company also believes its liquidity position will provide adequate funding to repurchase up to $43.3 million in common shares that may yet be repurchased under the $130.0 million share repurchase program initiated in the third quarter of 2004.

Off-Balance Sheet Arrangements

 AFC sells the majority of its US dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The special purpose subsidiary, AFC Funding Corporation, was established for the purpose of purchasing AFC's finance receivables. AFC and AFC Funding Corporation amended their securitization agreement on June 15, 2004 concurrent with ADESA's initial public offering. In addition, the agreement was further amended on October 14, 2004, to extend the expiration date to January 2006. This agreement is subject to annual renewal and allows for the revolving sale by the subsidiary to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had $425 million and $350 million of committed liquidity at December 31, 2004 and 2003. Receivables sold to the bank conduit facility are not reported on the Company's consolidated balance sheet.

 The following chart depicts the typical process:

 At December 31, 2004 and 2003, AFC managed total finance receivables of $582.7 million and $533.1 million, of which $509.7 million and $463.8 million had been sold to AFC Funding Corporation. AFC Funding Corporation then in turn sold loans, with recourse to AFC Funding

Corporation, of $359.8 million and $333.8 million to the bank conduit facility at December 31, 2004 and 2003 leaving $222.9 million and $199.3 million of gross finance receivables recorded on the Company's consolidated balance sheet at December 31, 2004 and 2003. The outstanding receivables sold and a cash reserve equal to 1% of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. Accordingly, the Company's exposure is limited to $364 million and $337 million, which represents AFC Funding Corporation's total outstanding receivables sold, cash reserve and all related fees as of December 31, 2004 and 2003. After the occurrence of a termination event, as defined in the agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

 Receivables under management, sold, and retained were as follows (in millions):

Finance Receivables	December 31, 2004	December 31, 2003
Total receivables managed	$582.7	$533.1
Less: amounts sold	(359.8)	(333.8)

Receivables retained	222.9	199.3
Less: allowance for losses	(4.3)	(5.0)

Net finance receivables	$218.6	$194.3

 Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and the special purpose subsidiary must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. AFC's revised securitization agreement contains provisions that, for up to one year, could decrease the amount AFC Funding Corporation is paid for receivables sold to the bank conduit facility in the event the number of ineligible receivables increases above certain levels, which would reduce AFC's ability to pay dividends to ADESA. In addition, an amendment to AFC's revised securitization agreement contains provisions that restrict AFC's subsidiaries' ability to pay dividends to ADESA in the event there is a financial covenant default under the Company's credit facility. This restriction would remain in place for no longer than the later of 120 days following the date of the financial covenant default and 90 days following the AFC securitization purchasers' failure to waive the financial covenant default. At December 31, 2004, the Company is in compliance with the covenants contained in the securitization agreement.

New Accounting Standards

 In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), Share-Based Payment. This statement revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires that the cost of employees services received in exchange for an award of equity instruments be recognized in the income statement. Compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service.

 Currently, the Company discloses the pro forma net income and related pro forma earnings per share information in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure. The Company will adopt SFAS 123(R) in its third fiscal quarter of 2005, beginning July 1, 2005, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model used under SFAS 123 for pro forma disclosures. The Company expects to apply the prospective transition method of SFAS 123(R), which would allow the Company to prospectively record expense for the compensation costs related to the portion of outstanding unvested awards at July 1, 2005 without restating any prior periods.

 On March 9, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested and "out-of-the-money" stock options previously awarded to employees and officers that have an exercise price of $24. The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA's initial public offering ("IPO") in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company's common stock became exercisable immediately. The options awarded in conjunction with the IPO to the Company's named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

 The Company and its Board of Directors considered several factors in determining to accelerate the vesting of these options. Primarily, the acceleration will enhance the comparability of the Company's financial statements in prior and subsequent periods. The options awarded were special, one-time grants in conjunction with the Company's IPO. As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the Company's expected future grants. The Company and Board also believe that the acceleration is in the best interest of the stockholders as it will reduce the Company's reported stock option expense in future periods mitigating the impact of the new accounting standard (SFAS 123R) that will take effect in the third quarter of 2005.

 As a result of the acceleration, the Company expects to disclose incremental, pre-tax pro forma stock-based employee compensation expense of approximately $9.6 million in its first quarter 2005 pro forma disclosure calculated using the Black-Scholes option pricing model. The Company will not record any stock-based employee compensation expense in the consolidated statements of income associated with the acceleration of these options because the intrinsic value (excess of market price of common stock over the exercise price of option) of the options at the date of acceleration was not in excess of the original intrinsic value of the options. The Company expects to reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income in conjunction with adopting SFAS 123(R) in the third quarter of 2005 by approximately $3.6 million in 2005, $4.8 million in 2006 and $1.2 million in 2007 on a pre-tax basis, as a result of the acceleration.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

 ADESA's future growth depends on a variety of factors, including its ability to increase volumes, acquire additional auctions, manage expansion, control costs in its operations, introduce modest fee increases and new services, consolidate future auction acquisitions into existing operations and retain its executive officers and key employees. In addition, ADESA's indebtedness will require it to use a portion of its operating cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion and ongoing capital expenditures. Accordingly, ADESA cannot predict whether its growth strategy will be successful. ADESA cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on its auction facilities.

 Because of the factors mentioned above, as well as the following risk factors and other variables affecting ADESA's operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. If any of these risks actually occur, the Company's business, financial condition or results of operations could suffer. Many of these risk factors are outside of the Company's control, and as such, they involve risks which are not currently known to the Company. The following discussion, the previous discussion of critical accounting policies and estimates, as well as discussion in other areas "Management's Discussion and Analysis of Financial Condition and Results of Operations" and of this report on Form 10-K highlight some of these risks. Other areas of this Report on Form 10-K that discuss these risks include:

    •
    The following sections under Item 1 "Business"
    •
    Industry Overview;
    •
    Competition;
    •
    Vehicle Regulation; and
    •
    Environmental Regulation.

    •
    Item 3 "Legal Proceedings"

    •
    Item 7a "Quantitative and Qualitative Disclosures About Market Risk"

 The Company's revenues and operating results may vary significantly from quarter to quarter and year to year. The Company believes that a number of factors could cause these fluctuations including, but not limited to, the following:

  •
  significant changes in volume of vehicles bought, sold or financed by the Company's customers;
  •
  the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of the Company's business, operations and infrastructure;
  •
  the introduction by competitors of new services that make ADESA's services obsolete or less valuable;
  •
  the announcement of new vehicle supply agreements by ADESA or its competitors;
  •
  fluctuations in the market value of used and salvage vehicles;
  •
  the availability of used and salvage vehicles;
  •
  changes in buyer attendance at vehicle auctions;
  •
  the timing and size of the Company's new facility openings;
  •
  the Company's ability to integrate and manage its acquisitions successfully;
  •
  variations in vehicle accident rates;
  •
  changes in scrap metal prices;
  •
  severity of weather and seasonality of weather patterns;
  •
  delays or changes in state title processing;
  •
  changes in state, provincial or federal laws or regulations affecting used or salvage vehicles or the floorplan financing of used vehicles;
  •
  the availability and cost of general business insurance; and
  •
  labor costs.

 Due to the foregoing factors, the Company's operating results in one or more future periods can be expected to fluctuate. As a result, the period-to-period comparisons of ADESA's results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

RISKS RELATED TO ADESA's BUSINESS

Fluctuations in consumer demand for used and leased vehicles impact auction sales volume and conversion rates, which may adversely affect ADESA's revenues and profitability.

 Used vehicle sales are driven by consumer demand. As consumer demand fluctuates, the volume and prices of used vehicles may be affected and the demand for used vehicles at auction by dealers may likewise be affected. The demand for used vehicles at auction by dealers may therefore have an effect on the wholesale price of used vehicles and the conversion percentage of vehicles sold at auction.

 The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction. As manufacturers and other lenders have decreased the number of leases in the last few years and extended the lease terms of some of the leases that were written, the number of off-lease vehicles available at auction declined in 2003 and 2004 and that decline is expected to continue until 2007. ADESA is not able to predict the manufacturers' and other lenders' approaches to leasing and thus future volumes of off-lease vehicles may be affected based upon leasing trends.

Changes in technology could cause ADESA's services to become obsolete and, as a result, ADESA may lose customers.

 Technology is critical to ADESA's operating environment and competitive position. ADESA may not be successful in structuring its technology infrastructure or developing, acquiring or implementing technology which is competitive and responsive to the needs of its customers and ADESA might lack sufficient resources to continue to make the necessary investments in technology to compete with its competitors.

Risks associated with acquisitions may hinder ADESA's ability to increase revenues and earnings.

 The vehicle redistribution industry is considered a mature industry in which low single digit growth is expected in industry unit sales. Accordingly, ADESA's future growth depends in large part on its ability to increase volumes relative to its competition, acquire additional auctions, manage expansion, control costs in its operations, introduce modest fee increases and new services and consolidate future auction acquisitions into existing operations. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:

  •
  the availability of suitable acquisition candidates;
  •
  competition with other auction groups or new industry consolidators for suitable acquisitions;
  •
  the negotiation of acceptable terms;
  •
  ADESA's financial capabilities;
  •
  the availability of skilled employees to manage the acquired companies;
  •
  regulatory requirements including applicable antitrust laws; and
  •
  general economic and business conditions.

 In pursuing a strategy of acquiring other auctions, ADESA faces risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

  •
  incurring significantly higher capital expenditures and operating expenses;
  •
  failing to assimilate the operations and personnel of the acquired auctions;
  •
  entering new markets with which ADESA is unfamiliar;
  •
  potential undiscovered liabilities at acquired auctions;
  •
  disrupting ADESA's ongoing business;

  •
  diverting limited management resources;
  •
  failing to maintain uniform standards, controls and policies;
  •
  impairing relationships with employees and customers as a result of changes in management; and
  •
  increasing expenses for accounting and computer systems, as well as integration difficulties.

ADESA assumes the settlement risk for all vehicles sold through its auctions.

 ADESA does not have recourse against sellers for any buyer's failure to satisfy their debt. Since the Company's revenues for each vehicle do not include the gross sales proceeds, failure to collect the receivables in full would result in a net loss up to the gross sales proceeds on a per vehicle basis in addition to any expenses incurred to collect the receivables and to provide the services associated with the vehicle. Although ADESA takes steps to mitigate this risk, if ADESA is unable to collect payments on a large number of vehicles, the resulting payment obligations and decreased fee revenues may have a material adverse effect on the Company's results of operations and financial condition.

Increased use of online wholesale auctions may diminish ADESA's supply of vehicles.

 Online auctions or other methods of redistribution may diminish both the quality and quantity and reduce the value of vehicles sold through traditional auction facilities. Although ADESA has embraced the internet and offers online auctions and services as part of its standard service offerings, ADESA cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on its auction facilities.

ADESA has debt obligations that could restrict its operations.

 The Company's indebtedness could have adverse consequences, including:

  •
  increasing its vulnerability to adverse economic, regulatory and industry conditions;
  •
  limiting its ability to compete and its flexibility in planning for, or reacting to, changes in the business and the industry in which ADESA operates;
  •
  limiting the Company's ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and
  •
  limiting ADESA's ability to pay dividends.

 ADESA's debt service obligations will require the Company to use a portion of its operating cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion and ongoing capital expenditures.

ADESA's operations may be restricted by vehicle-related or lending laws and other regulations, including vehicle brokerage and auction laws.

 ADESA's operations are subject to regulation, supervision and licensing under various US, Canadian or Mexican federal, state, provincial and local statutes, ordinances and regulations. For a further discussion of the vehicle regulations applicable to ADESA's businesses, see "Business—Vehicle Regulation" under Item 1 of this Report on Form 10-K.

A portion of ADESA's net income may be derived from non-US sources, which exposes the Company to foreign exchange and other risks.

 Fluctuations between US and non-US currency values may adversely affect the Company's results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash flow from non-US subsidiaries. For a further discussion of ADESA's foreign exchange risk, see "Quantitative and Qualitative Disclosures About Market Risk" under Item 7a of this Report on Form 10-K.

The operation of the Company's auction facilities poses certain environmental risks which could adversely affect ADESA's results of operations and financial condition.

 ADESA's operations are subject to a variety of federal, state, provincial and local laws and regulations concerning protection of the environment, including those relating to emissions to air, to discharges to water and remediation of soil and groundwater contamination. For a further discussion of the environmental regulation of ADESA's businesses, see "Business—Environmental Regulation" under Item 1 of this Report on Form 10-K.

ADESA is dependent on good labor relations.

 At December 31, 2004, ADESA had a total of 10,418 employees, with 8,300 located in the US and Mexico and 2,118 located in Canada. Approximately 66 percent of the workforce consists of full-time employees. In addition to the workforce of employees, ADESA also utilizes temporary labor services to assist in handling the vehicles consigned during periods of peak volume. Many of the Company's employees, both full- and part-time, are unskilled, and in periods of strong economic growth, ADESA may find it difficult to compete for sufficient unskilled labor. If the Company is unable to maintain its full- or part-time workforce or the necessary relationships with third party providers, its operations may be adversely affected.

 In addition, auctioneers at the Company's auctions are highly skilled individuals who are essential to the successful operation of its auction business. Nearly all of its auctioneers are independent contractors who provide their services for a daily or weekly rate. If ADESA is unable to retain a sufficient number of experienced auctioneers, its operations may be adversely affected.

If ADESA is not able to retain its executive officers and key employees, ADESA may not be able to implement its business strategy and the business could suffer.

 If ADESA fails to retain its executive officers or key employees, the business could suffer. ADESA may have difficulty in retaining and attracting customers, developing new services, negotiating favorable agreements with customers and providing acceptable levels of customer service. Although leadership changes will occur from time to time, ADESA cannot predict whether significant resignations will occur. The success of the business heavily depends on the leadership of the executive officers, all of whom are employees-at-will and none of whom are subject to any agreements not to compete. If ADESA loses the services of one or more of its executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with ADESA, the Company may not be able to successfully manage its business or achieve its business objectives. Additionally, ADESA has no key person insurance on any of its executive officers.

If ADESA is not able to protect its intellectual property rights or successfully defend claims of infringement against the Company, ADESA may not be able to compete effectively.

 The Company develops software internally and through outsourcing relationships, and has also licensed, and may license in the future, copyrighted computer systems software and trade secrets from third parties. While the Company attempts to ensure that its intellectual property and similar proprietary rights are protected and that the third party rights needed are licensed to the Company when entering into business relationships, ADESA's business partners, consultants or other third parties may take actions that could materially and adversely affect the Company's rights or the value of its intellectual property, similar proprietary rights or reputation.

Compliance with new rules and regulations concerning corporate governance may be costly and time consuming.

 The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance requirements, imposes comprehensive reporting and disclosure requirements, and sets stricter independence and financial expertise requirements for board and audit committee members. In addition, the New York Stock Exchange, on which ADESA's common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of the Company's corporate governance, reporting and disclosure practices, which could adversely affect the Company's results of operations and divert management's attention from business operations.

In the event ADESA is unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, ADESA's business and its stock could suffer.

 Section 404 of Sarbanes-Oxley requires companies to do a comprehensive evaluation of their internal controls. As a result, during our year ending December 31, 2005, ADESA will be required to perform an evaluation of its internal controls over financial reporting and have the Company's auditor publicly attest to such evaluation. ADESA has prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. The Company's efforts to comply with Section 404 and related regulations regarding its management's required assessment of internal control over financial reporting and the independent auditors' attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While the Company anticipates being able to fully implement the requirements relating to its internal controls and all other aspects of Section 404 in a timely fashion, ADESA cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operations since there is no precedent available by which to measure compliance adequacy. If ADESA fails to timely complete this evaluation, or if its auditors cannot timely attest to management's evaluation, ADESA could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in its internal controls, which could have an adverse effect on ADESA's business and its stock price.

RISKS RELATING TO ADESA's FORMER RELATIONSHIP WITH AND SEPARATION FROM ALLETE

The agreements ADESA entered into with ALLETE in connection with its initial public offering could restrict the Company's operations.

 Prior to the completion of its initial public offering, ADESA and ALLETE entered into a number of agreements governing ADESA's separation from and future relationship with ALLETE, including a master separation agreement, in the context of the Company's relationship to ALLETE as a wholly-owned subsidiary, and, accordingly, the terms and provisions of these agreements may be less favorable to ADESA than terms and provisions the Company could have obtained in arm's length negotiations with unaffiliated third parties. Pursuant to these agreements with ALLETE, ADESA has agreed to take actions, observe commitments and accept terms and conditions that are or may be advantageous to ALLETE but are, or may be, disadvantageous to ADESA. The terms of these agreements include obligations and restrictive provisions, including, but not limited to, an agreement to indemnify ALLETE, its affiliates, and each of their respective directors, officers, employees, agents and representatives from all liabilities that arise from ADESA's breach of, or performance under the agreements ADESA entered into with ALLETE in connection with the separation and for any of ADESA's liabilities.

ADESA may be required to indemnify ALLETE if the spin-off becomes taxable.

 ADESA and ALLETE entered into a tax sharing agreement, effective on the date of the spin-off, which governs ALLETE's and ADESA's respective rights, responsibilities and obligations after the spin-off with respect to taxes for the periods ending on or before the spin-off. Under the tax sharing agreement, if the spin-off becomes taxable to ALLETE, ADESA will be required to indemnify ALLETE for any taxes which arise as a result of ADESA's actions or inaction. In addition, ADESA will be required to indemnify ALLETE for 50% of any taxes that do not arise as a result of actions or inaction of either ADESA or ALLETE. Consequently, to avoid causing the spin-off to be taxable to ALLETE under Section 355(e) of the Internal Revenue Code, ADESA may be significantly limited in its ability to issue shares for the two-year period following the spin-off.

ADESA faces risks associated with being a member of ALLETE's consolidated group for federal income tax purposes and its controlled group for pension plan liability purposes.

 Under the existing tax sharing agreement, ADESA generally will pay ALLETE the amount of federal, state, provincial and local income taxes that ADESA would be required to pay to the relevant taxing authorities if ADESA were a separate taxpayer not included in ALLETE's consolidated or combined returns. In addition, ALLETE effectively controls substantially all of the Company's tax decisions and has sole authority to respond to and conduct all tax proceedings, including tax audits relating to ALLETE's consolidated or combined income tax returns in which ADESA is included. Moreover, notwithstanding the existing tax sharing agreement, federal law provides that each member of a consolidated group has several liability for the group's entire tax obligation. Thus, if ALLETE or other members of the group fail to pay taxes attributable to any period during which ADESA was a member of ALLETE's consolidated group, including the taxable year of ALLETE that ended on December 31, 2004, or if the spin-off becomes taxable as a result of ALLETE's actions or inactions and ALLETE does not satisfy the resulting tax liabilities for any reason, as required by law, notwithstanding the existing tax sharing agreement, ADESA may be liable for any part of, including the whole amount of, such liabilities. Similar principles apply for state income tax purposes in many states.

The spin-off may be subject to review by a court under federal bankruptcy law or comparable provisions of state fraudulent transfer law.

 If a court or other trier of fact were to find that at the time of, or as a result of, the spin-off, ALLETE was or was rendered insolvent; was engaged in a business or transaction for which ALLETE's remaining assets constituted unreasonably small capital; or intended to incur or believed it would incur debts beyond its ability to pay as such debts matured, the court, subject to applicable statutes of limitation, could determine to avoid the spin-off, in whole or in part, as a fraudulent transfer or conveyance. Generally, ALLETE would be considered insolvent if, at the time of or as a result of the spin-off, either its liabilities exceeded the fair value of its assets, or the present or fair saleable value of its assets was less than the amount required to pay its probable liability on its existing total debts and liabilities (including contingent liabilities) as they became absolute and matured. Although ALLETE has advised ADESA that it does not believe that it will be insolvent or have unreasonably small capital at the time of, or as a result of, the spin-off, if the spin-off were voided as a fraudulent transfer or conveyance or for any other reason, ADESA would continue to be controlled by ALLETE.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency

 The Company's foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans as well as from translation of the results of operations from the Company's Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between US and non-US currency values may adversely affect the Company's results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash flow from non-US subsidiaries. To the extent such repatriation is necessary for ADESA to meet its debt service or other obligations, these tax inefficiencies may adversely affect ADESA. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. The 2004 average exchange rate for the Canadian dollar against the US dollar increased 8% as compared with 2003. As a result, Canadian currency translation positively affected net income by approximately $1.3 million in 2004. The 2003 average exchange rate for the Canadian dollar against the US dollar increased 12% as compared with 2002. As a result, Canadian currency translation positively affected net income by approximately $2.8 million in 2003. Currency exposure of its Mexican operations is not material to the results of operations.

Interest rates

 The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. Both interest rate swap agreements contain amortizing provisions and mature in December 2006. The Company has designated its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At December 31, 2004, the fair value of the interest rate swap agreements is a $0.2 million loss which is recorded in "Other liabilities" on the consolidated balance sheet. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in "Other comprehensive income". Unrealized losses on interest rate swap agreements totaling $0.1 million, net of taxes of $0.1 million, are included as a component of "Accumulated other comprehensive income". The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company's variable rate debt instruments to a hypothetical 100 basis point increase in short-term interest rates for the years ended December 31, 2004 and 2003 would have resulted in an increase in interest expense of approximately $2.0 million and $2.6 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ADESA, Inc.:

 In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADESA, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principle used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 As discussed in Note 2 to the financial statements, the Company began to consolidate AFC Funding Corporation on June 1, 2002 as required by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

PricewaterhouseCoopers LLP
Indianapolis, IN
March 10, 2005

ADESA, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2004	2003	2002
Operating revenues
Auction and related services	$815.0	$807.6	$732.5
Dealer financing	116.6	104.3	99.9

Total operating revenues	931.6	911.9	832.4
Operating expenses
Cost of services	464.7	475.3	415.7
Selling, general and administrative	217.0	198.5	209.1
Depreciation and amortization	36.1	35.3	32.7

Total operating expenses	717.8	709.1	657.5

Operating profit	213.8	202.8	174.9
Interest expense	25.4	16.0	22.5
Other income, net	(4.5)	(2.8)	(1.3)
Loss on extinguishment of debt	14.0	–	–

Income from continuing operations before income taxes	178.9	189.6	153.7
Income taxes	69.4	74.8	59.9

Income from continuing operations	109.5	114.8	93.8
(Loss) income from discontinued operations, net of income taxes	(4.2)	0.3	(5.5)

Net income	$105.3	$115.1	$88.3

Earnings per share—basic
Income from continuing operations	$1.20	$1.30	$1.06
(Loss) income from discontinued operations, net of income taxes	(0.05)	–	(0.06)

Net income	$1.15	$1.30	$1.00

Earnings per share—diluted
Income from continuing operations	$1.20	$1.30	$1.06
(Loss) income from discontinued operations, net of income taxes	(0.05)	–	(0.06)

Net income	$1.15	$1.30	$1.00

Dividends declared per common share	$0.075	–	–

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$309.4	$116.1
Trade receivables, net of allowances of $7.5 (2004) and $7.0 (2003)	161.1	151.5
Finance receivables, net of allowances of $4.3 (2004) and $5.0 (2003)	218.6	194.3
Deferred income taxes	28.0	15.9
Other current assets	13.7	13.0
Current assets of discontinued operations	–	0.1

Total current assets	730.8	490.9
Other assets
Goodwill	514.6	511.0
Other intangible assets, net of accumulated amortization of $25.2 (2004) and $30.1 (2003)	31.6	33.3
Other assets	58.3	50.2

Total other assets	604.5	594.5
Property and equipment, net of accumulated depreciation of $130.2 (2004) and $102.9 (2003)	578.2	569.9

Total assets	$1,913.5	$1,655.3

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2004	2003
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$227.3	$216.3
Employee benefits and compensation	40.4	40.5
Other accrued expenses	36.0	37.5
Income taxes payable	25.3	4.1
Current maturities of debt with affiliates	–	133.8
Current maturities of long-term debt	37.1	1.9
Current liabilities of discontinued operations	6.5	–

Total current liabilities	372.6	434.1
Non-current liabilities
Long-term debt	479.0	232.9
Long-term debt with affiliates	–	2.3
Deferred tax liabilities	42.1	29.7
Other liabilities	8.4	6.1

Total non-current liabilities	529.5	271.0
Commitments and contingencies (Note 19)	–	–
Stockholders' equity
Preferred stock, $0.01 par value: Authorized shares: 50,000,000 Issued shares: none	–	–
Common stock, $0.01 par value: Authorized shares: 500,000,000 Issued shares: 94,868,104 (2004) 88,600,000 (2003)	1.0	0.9
Additional paid-in capital	675.1	524.5
Retained earnings	382.2	401.3
Unearned compensation	(3.1)	–
Treasury stock, at cost: Shares: 4,343,478 (2004)	(85.9)	–
Accumulated other comprehensive income	42.1	23.5

Total stockholders' equity	1,011.4	950.2

Total liabilities and stockholders' equity	$1,913.5	$1,655.3

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	88.6	$0.9	$480.0	$197.9	$–	$–	$(18.3)	$660.5
Comprehensive income:
Net income				88.3				88.3
Other comprehensive income, net of tax:
Foreign currency translation							2.6

Other comprehensive income								2.6

Comprehensive income								90.9
Capital contributions			37.3					37.3

Balance at December 31, 2002	88.6	0.9	517.3	286.2	–	–	(15.7)	788.7
Comprehensive income:
Net income				115.1				115.1
Other comprehensive income, net of tax:
Foreign currency translation							39.2

Other comprehensive income								39.2

Comprehensive income								154.3
Capital contributions			7.2					7.2

Balance at December 31, 2003	88.6	0.9	524.5	401.3	–	–	23.5	950.2
Comprehensive income:
Net income				105.3				105.3
Other comprehensive income, net of tax:
Foreign currency translation							18.7
Unrealized loss on interest rate swaps							(0.1)

Other comprehensive income								18.6

Comprehensive income								123.9
Issuance of common stock	6.3	0.1	135.9					136.0
Capital contributions			6.2					6.2
Cash dividends paid to ALLETE				(117.5)				(117.5)
Cash dividends paid to stockholders				(6.9)				(6.9)
Unearned compensation					(3.1)			(3.1)
Issuance of common stock under stock plans			7.2			0.8		8.0
Tax benefits from employee stock plans			1.3					1.3
Repurchase of common stock						(86.7)		(86.7)

Balance at December 31, 2004	94.9	$1.0	$675.1	$382.2	$(3.1)	$(85.9)	$42.1	$1,011.4

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income	$105.3	$115.1	$88.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.1	35.3	32.7
Bad debt expense	4.2	3.4	6.3
Deferred income taxes	3.1	11.5	8.2
Compensation associated with equity programs	1.6	–	–
Non-cash loss from discontinued operations	–	–	2.8
Loss on extinguishment of debt	14.0	–	–
Other non-cash, net	2.0	(2.8)	1.7

	166.3	162.5	140.0
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables	(20.5)	(2.5)	(69.4)
Securitization residual interest	–	–	104.4
Trade receivables and other assets	(18.8)	(27.9)	25.2
Accounts payable and accrued expenses	40.4	8.8	(18.5)

Net cash provided by operating activities	167.4	140.9	181.7
Investing activities
Acquisition of business, net of cash acquired	–	(1.6)	(9.6)
Purchases of property and equipment	(24.6)	(22.6)	(59.1)
Purchase of intangibles	(6.6)	(4.2)	(7.4)
Proceeds from the sale of property and equipment	10.1	15.4	9.6
Proceeds from the sale of intangibles	0.3	–	–
Proceeds from the sale of discontinued operations	–	–	4.0
Purchase of bonds	–	(22.0)	(12.5)
Notes receivable from unconsolidated subsidiary	–	–	18.9

Net cash used by investing activities	(20.8)	(35.0)	(56.1)
Financing activities
Net increase in book overdrafts	0.2	17.7	1.5
Net decrease in lines of credit	(45.8)	(134.1)	(34.7)
Payments on long-term debt	(323.1)	(12.7)	(121.2)
Proceeds from long-term debt	500.0	–	–
Payments for debt issuance costs	(9.9)	–	–
Net proceeds from issuance of common stock	136.0	–	–
Issuance of common stock under stock plans	0.5	–	–
Capital contribution from (dividends to) ALLETE	(117.5)	4.0	23.0
Dividends paid to stockholders	(6.9)	–	–
Repurchase of common stock	(86.7)	–	–

Net cash provided by (used by) financing activities	46.8	(125.1)	(131.4)
Effect of exchange rate changes on cash	(0.1)	6.5	(0.1)

Net increase (decrease) in cash and cash equivalents	193.3	(12.7)	(5.9)
Cash and cash equivalents at beginning of period	116.1	128.8	134.7

Cash and cash equivalents at end of period	$309.4	$116.1	$128.8

Cash paid for interest	$25.5	$16.7	$24.9
Cash paid for taxes, net of refunds	$43.3	$62.5	$49.6

See notes to consolidated financial statement

ADESA, Inc.
Notes to Consolidated Financial Statements

Note 1 – Business and Nature of Operations

 ADESA, Inc. ("ADESA" or the "Company") is a leading, national provider of wholesale vehicle auction and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. The Company facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, ADESA generally does not take title to or ownership of the vehicles sold at the Company's auctions. The Company generally earns fees from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

 ADESA is the second largest used vehicle auction network in North America, based upon the number of used vehicles passing through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. Through its wholly-owned subsidiary Automotive Finance Company ("AFC"), the Company also provides short-term inventory-secured financing, known as floorplan financing, to used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities.

 The Company operates a network of 53 wholesale used vehicle auctions, 30 salvage auctions and 83 AFC loan production offices. Used vehicle auctions provide services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification and titling in addition to auctioning of the consigned vehicles. Salvage auctions facilitate the redistribution of damaged vehicles deemed a total loss for insurance or business purposes as well as recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company's salvage auction business specializes in providing services such as inbound and outbound logistics, inspections, evaluations, titling and settlement administrative services.

Note 2 – Basis of Organization and Presentation

 ADESA was a wholly-owned subsidiary of ALLETE Automotive Services, Inc. ("ALLETE Auto"), a wholly-owned subsidiary of ALLETE, Inc. ("ALLETE") until the second quarter of 2004. ADESA was incorporated in the state of Delaware on January 23, 2004. On May 24, 2004, ADESA Corporation, then a wholly-owned subsidiary of ALLETE, was merged into ADESA. Because ADESA Corporation and the Company were entities under common control and the Company is the successor entity, the number of shares of common stock disclosed in these financial statements and the earnings per share information have been adjusted retroactively to reflect the merger and the Company's capital structure. The authorized capital stock of the Company consists of 500,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. ADESA Corporation had 14,086,000 shares of common stock outstanding prior to its merger with ADESA. ADESA had 88,600,000 common shares outstanding as of the date of the merger.

Initial Public Offering and Subsequent Spin-off from ALLETE

 ADESA's initial public offering of 6,250,000 shares of common stock in June 2004, resulted in proceeds of $136.0 million, net of transaction costs of $14.0 million. The Company used the net proceeds from this offering, together with the net proceeds from the senior subordinated notes offering (proceeds of $121.7, net of transaction costs of $3.3 million) and $275.0 million borrowed under the Company's new credit facility, to repay $75.1 million of outstanding debt to unaffiliated third parties, to pay accrued interest and principal on the $100.0 million intercompany note representing a dividend paid to ALLETE, and to repay all of the Company's other outstanding intercompany debt owed to ALLETE and its subsidiaries, totaling $105.0 million. In addition, the Company's two existing senior notes were redeemed on August 18, 2004, for $139.0 million, including $14.0 million of non-recurring prepayment expenses. The remaining net proceeds from the initial public offering, notes offering and new credit facility have and will be used for general corporate purposes, including the repurchase of up to $130 million of the Company's common stock pursuant to a share repurchase program approved by the Company's Board of Directors on August 30, 2004. Through December 31, 2004, the Company had repurchased 4.4 million shares of ADESA common stock for a total cost of $86.7 million.

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

Consolidation of AFC Funding Corporation

 At January 1, 2002, AFC had a wholly-owned subsidiary, AFC Funding Corporation, which was an unconsolidated Qualifying Special Purpose Entity under the provisions of the Emerging Issues Task Force 96-20, Consolidation of Special Purpose Entities (see Note 9). The Company adopted Statements of Financial Accounting Standards ("SFAS") 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective January 1, 2001; however, due to the revolving structure of the existing securitization agreement (see Note 9), AFC was grandfathered from certain provisions of SFAS 140. On May 31, 2002, AFC and AFC Funding Corporation entered into a revised securitization agreement, which resulted in a change in the accounting for the securitization entity. Upon amendment of the securitization structure, all provisions of SFAS 140 became applicable and AFC, for accounting purposes, began consolidating AFC Funding Corporation on June 1, 2002 because AFC Funding Corporation no longer qualified as a Qualifying Special Purpose Entity. Affected balances on the consolidated statement of cash flows include cash, finance receivables, securitization residual interest, note receivable from unconsolidated subsidiary and accrued expenses for the year ended December 31, 2002. The presentation of items included in the net revenue for the dealer financing segment in Note 3 has also been impacted for the year ended December 31, 2002. The change in accounting did not affect the reported amounts of stockholders' equity or net income for any periods presented in these consolidated financial statements. The effects of all significant intercompany balances and transactions subsequent to June 1, 2002 have been eliminated.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

 The consolidated financial statements include the accounts of ADESA and all of its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

Use of Estimates

 The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Business Segments

 Auction and related services and dealer financing are the Company's business segments. Auction and related services include used vehicle and salvage auctions. Dealer financing includes the results of operations of AFC and its related subsidiaries. Operations are measured through careful budgeting and monitoring of contributions to consolidated net income by each business segment. Discontinued operations include the operating results of the Company's vehicle transport businesses and its vehicle importation business, which were discontinued in June of 2002 and February of 2003.

Derivative Instruments and Hedging Activity

 The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company currently uses interest rate swaps that are designated and qualify as cash flow hedges to manage its exposure to interest rate movements on its variable rate debt. The Company does not, however, enter into hedging contracts for trading or speculative purposes. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. The fair value of the swap agreements is recorded in "Other assets" or "Other liabilities" on the consolidated balance sheet based on the gain or loss position of the contracts. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded as a component of "Accumulated other comprehensive income". The Company uses the change in variable cash flows method to assess hedge effectiveness in accordance with SFAS 133.

Foreign Currency Translation

 Revenues and expenses denominated in foreign currencies are translated into US dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other income, net." Adjustments arising from the translation of net assets located outside the US (gains and losses) are shown as a component of "Accumulated other comprehensive income". Accumulated other comprehensive income is comprised of gains from foreign currency translation totaling $42.2 million and unrealized losses on interest rate swaps designated as cash flow hedges totaling $0.1 million at December 31, 2004. At December 31, 2003 and 2002, accumulated other comprehensive income is comprised entirely of changes in foreign currency translation.

Cash Equivalents

 All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value. The Company had restricted cash of $4.9 million and $3.4 million at December 31, 2004 and 2003 related to AFC's securitization. The restricted cash is included in cash and cash equivalents in the consolidated balance sheet.

Receivables

 Trade receivables include the unremitted purchase price of vehicles purchased by third parties at the auctions, fees to be collected from those buyers and amounts for services provided by the Company related to certain consigned vehicles in the Company's possession. These amounts due related to the consigned vehicles are generally deducted from the sales proceeds upon the eventual auction or other disposition of the related vehicles.

 Finance receivables include floorplan receivables created by financing dealer purchases of vehicles in exchange for a security interest in those vehicles and special purpose loans. Floorplan receivables become due at the earlier of the dealer subsequently selling the vehicle or a predetermined time period (generally thirty to forty-five days). Floorplan receivables include (1) eligible receivables that are not yet sold to the bank conduit facility (see Notes 8 and 9), (2) Canadian floorplan receivables, (3) US floorplan receivables not eligible for the bank conduit facility and (4) receivables that were sold to the bank conduit facility that come back on the balance sheet of the Company at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility. Special purpose loans relate to loans that are either line of credit loans or working capital loans that can be either secured or unsecured based on the facts and circumstances of the specific loans.

 Due to the nature of the Company's business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.

 Trade and finance receivables are reported net of an allowance for doubtful accounts and credit losses. The allowances for doubtful accounts and credit losses are based on management's evaluation of the receivables portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management's judgment deserve recognition in estimating losses. Estimated losses for receivables sold by AFC Funding Corporation to a bank conduit facility with recourse to AFC Funding Corporation (see Note 8) are recorded as an accrued expense.

Other Current Assets

 Other current assets consist of notes receivable, prepaid expenses, and inventories. The inventories, which consist of vehicles, supplies, and parts are accounted for on the specific identification method, and are stated at the lower of cost or market.

 Notes receivable are included in other current assets and consist of amounts due from dealers, purchasers of assets sold and work-out loans established with customers unable to meet the repayment schedule of the finance receivables. The accrual of interest ceases upon the establishment of the work-out loans. Gross notes receivable balances in "Other current assets" were $1.0 million and $2.1 million at December 31, 2004 and 2003. The allowance for losses on notes receivable is based on management's evaluation of the notes receivable given current conditions, payment history, the credit-worthiness of the borrower and review of specific collection issues and such other factors which in management's judgment deserve recognition in estimating losses. The allowance for losses on notes receivable was approximately $0.5 million at December 31, 2004 and $1.0 million at December 31, 2003 and 2002. Additions to the allowance are charged to bad debt expense. This amount totaled $0.1, $0.4 million and $0.8 million for 2004, 2003, and 2002.

Goodwill

 Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of ADESA's two reporting units (Auctions and Related Services and Dealer Financing) based on projected discounted cash flows. If the fair value is calculated to be less than the carrying amount, an impairment charge is recorded in the period identified.

Other Intangible Assets

 Other intangible assets consist primarily of customer relationships, computer software, and non-compete agreements, and are amortized using the straight-line method. Customer relationships are amortized over the life determined in the valuation of the particular acquisition. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development. The non-compete agreements are amortized over the life of the agreements and are written off upon being fully amortized. The lives of other intangibles assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted.

Property and Equipment

 Property and equipment are stated at historical cost. Depreciation is computed using the straight-line method at rates intended to depreciate the costs of assets over their estimated useful lives. Upon retirement or sale of property and equipment, the cost of the disposed assets and related accumulated depreciation is removed from the accounts and any resulting gain or loss is credited or charged to selling, general and administrative expenses. Expenditures for normal repairs and maintenance are charged to expense as incurred. Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized.

Other Assets

 Other assets consist of investments held to maturity, debt issuance costs, assets held for sale, notes receivable, deposits, equity method investments, and other long-term assets. Investments at December 31, 2004 and 2003 consist of $34.5 million of Fulton County Taxable Economic Development Revenue Bonds purchased in connection with the capital lease for the Atlanta facility that became operational in the fourth quarter of 2003. The investments will be held to maturity (December 1, 2017) and bear a fixed interest rate of 5%.

 Debt issuance costs reflect the expenditures incurred in the first half of 2004 to issue the $125 million senior subordinated notes and to obtain the $525 million bank credit facility. The debt issuance costs are being amortized over their respective lives to interest expense and had a carrying amount of $9.0 million at December 31, 2004.

 Assets held for sale consist of land, land improvements, buildings, and building improvements at former auction sites. The remaining assets were stated at the carrying amount of $0.1 and $9.8 million at December 31, 2004 and 2003, which is the estimated fair value less estimated costs to dispose.

Long-Lived Assets

 ADESA applies SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management periodically reviews its property and equipment and other intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. If the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period when it is determined that the carrying amount of the asset may not be recoverable to the extent that the carrying amount exceeds the fair value of the asset. The impairment analysis is based on the Company's current business strategy, expected growth rates and estimated future economic and regulatory conditions.

Accounts Payable

 Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $119.5 million and $119.3 million at December 31, 2004 and 2003.

Environmental Liabilities

 Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are included in "Accrued expenses" (current portion) and "Other liabilities" (long-term portion) at undiscounted amounts and exclude claims for recoveries from insurance or other third parties.

Revenue Recognition

 Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Many of the vehicles that are sold at auction are consigned to the Company by the seller and held at the Company's facilities. The Company does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, the Company records only its auction fees as revenue because it does not take title to the vehicles, has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction and the fees that the Company receives for its services are generally a fixed amount. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, evaluation and salvage recovery services are recognized when the services are performed.

 AFC's revenue is comprised primarily of gains on sale of finance receivables and interest and fee income. As is customary for finance companies, AFC's revenues are reported net of a provision for credit losses. AFC generally sells its US dollar denominated finance receivables through a revolving private securitization structure. Through May 31, 2002, gains and losses on such sales were generally recognized at the time of settlement based on the difference between the sales proceeds and the allocated basis of the finance receivables sold, adjusted for transaction fees and the residual interest retained. Effective with the revised securitization agreement on June 1, 2002, (see Note 9), gains and losses on the sale of receivables are recognized upon transfer to the bank conduit facility. Interest on finance receivables is recognized based on the number of days the vehicle remains financed. AFC ceases recognition of interest on finance receivables when the loans become delinquent, which is generally

31 days past due. AFC fee income is recognized over the life of the finance receivable. The following table summarizes the components of AFC's revenue:

	Year Ended December 31,
AFC Revenue (In millions)
	2004	2003	2002
Gain on sale of finance receivables	$62.2	$55.9	$64.0
Interest and fee income	53.9	45.7	31.9
Other revenue	1.7	2.4	6.4
Provision for credit losses	(1.2)	0.3	(2.4)

	$116.6	$104.3	$99.9

Income Taxes

 The Company will file a consolidated federal income tax return for the period beginning September 21, 2004 and ending December 31, 2004. The Company will be included in the consolidated federal income tax return of ALLETE for the period beginning January 1, 2004 and ending September 20, 2004 and for the year ended December 31, 2003. The federal tax provision has been calculated on a separate company basis. The Company files its own state income tax returns in most states. The Company accounts for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes currently payable as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings per Share

 Earnings per share-basic is computed by dividing net income by the weighted average common shares outstanding during the year. Earnings per share-diluted represents net income divided by the sum of the weighted average common shares outstanding plus potential dilutive instruments such as stock options and unvested restricted stock. The effect of stock options on earnings per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on earnings per share are excluded from the calculations.

Accounting for Stock-Based Compensation

 The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. Accordingly, the Company has not recognized compensation expense for employee stock options that have been granted.

 The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation, including options to purchase ALLETE common stock held by employees of ADESA, which were converted into options to purchase approximately 1.5 million shares of ADESA common stock, with exercise prices ranging from $8.40 to $18.71, on September 20, 2004 in conjunction with the separation from ALLETE. Approximately 1.3 million of the converted ALLETE options currently have exercise prices from $12.58 to $16.00. The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model and the attribution method. The Black-Scholes option-pricing model does not consider the non-traded nature of employee stock options, the lack of transferability or a vesting period. If the model took these items into consideration, the resulting estimate for fair value of the stock options could be different. These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors.

	Year Ended December 31,
(in millions except per share amounts)	2004	2003	2002
Reported net income(1)	$105.3	$115.1	$88.3
Deduct: total stock option employee compensation expense, net of tax	(4.6)	(0.7)	(1.0)

Pro forma net income	$100.7	$114.4	$87.3

Earnings per share:
Basic—as reported	$1.15	$1.30	$1.00

Basic—pro forma	$1.10	$1.29	$0.99

Diluted—as reported	$1.15	$1.30	$1.00

Diluted—pro forma	$1.10	$1.29	$0.99

(1)
Reported net income includes expense associated with restricted stock and performance share awards.

 In the previous table, the expense for employee stock options granted is comprised of ALLETE options held by ADESA employees that were converted into options to purchase ADESA common stock in the third quarter of 2004 and ADESA options granted effective with the initial public offering of ADESA's common stock. The expense noted above for employee stock options granted, determined under SFAS 123, was calculated using the Black-Scholes option pricing model and the following assumptions for the ADESA options granted in 2004 and converted ALLETE options granted in 2003 and 2002:

Assumptions	ADESA 2004	ALLETE 2003	ALLETE 2002
Risk-free interest rate	3.6%	3.1%	4.4%
Expected life—years	4	5	5
Expected volatility	39.0%	25.2%	24.2%
Dividend growth rate	1.25%	2.0%	2.0%

 Currently, the Company discloses the pro forma net income and related pro forma earnings per share information in accordance with SFAS 123 and SFAS 148. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), Share-Based Payment. This statement revises SFAS 123 and supersedes Accounting Principles Board Opinion No. 25. Statement 123(R) requires that the cost of employees services received in exchange for an award of equity instruments be recognized in the income statement. Compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service.

 The Company will adopt SFAS 123(R) in its third fiscal quarter of 2005, beginning July 1, 2005, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model used under SFAS 123 for pro forma disclosures. The Company expects to apply the prospective transition method of SFAS 123(R), which would allow the Company to prospectively record expense for the compensation costs related to the portion of outstanding unvested awards at July 1, 2005 without restating any prior periods.

 On March 9, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested and "out-of-the-money" stock options previously awarded to employees and officers that have an exercise price of $24. The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA's initial public offering ("IPO") in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company's common stock became exercisable immediately. The options awarded in conjunction with the IPO to the Company's named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

 The Company and its Board of Directors considered several factors in determining to accelerate the vesting of these options. Primarily, the acceleration will enhance the comparability of the Company's financial statements in prior and subsequent periods. The options awarded were special, one-time grants in conjunction with the Company's IPO. As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the Company's expected future grants. The Company and Board also believe that the acceleration is in the best interest of the stockholders as it will reduce the Company's reported stock option expense in future periods mitigating the impact of the new accounting standard (SFAS 123R) that will take effect in the third quarter of 2005.

ADESA, Inc.
Notes to Consolidated Financial Statements

 As a result of the acceleration, the Company expects to disclose incremental, pre-tax pro forma stock-based employee compensation expense of approximately $9.6 million in its first quarter 2005 pro forma disclosure calculated using the Black-Scholes option pricing model. The Company will not record any stock-based employee compensation expense in the consolidated statements of income associated with the acceleration of these options because the intrinsic value (excess of market price of common stock over the exercise price of option) of the options at the date of acceleration was not in excess of the original intrinsic value of the options. The Company expects to reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income in conjunction with adopting SFAS 123(R) in the third quarter of 2005 by approximately $3.6 million in 2005, $4.8 million in 2006 and $1.2 million in 2007 on a pre-tax basis, as a result of the acceleration.

Reclassifications

 Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation including the financial results for discontinued operations as discussed in Note 4.

Note 4 – Discontinued Operations

 ADESA management committed to a plan to sell its vehicle auto transportation business which was completed in June 2002. Management also chose to discontinue the operations of its vehicle importation business in February 2003. The financial results of the vehicle transport and vehicle importation businesses have been reflected as discontinued operations for all periods presented.

 Net loss from discontinued operations in 2004 includes a $6.9 million pre-tax charge related to a jury award in a suit filed by a former employee of the Company's vehicle importation business including the related interest and legal costs. Net income from discontinued operations for the year ended December 31, 2003 was $0.3 million as a result of a litigation settlement in the discontinued vehicle transport business offset by exit charges incurred related to the Company's vehicle importation business.

 At December 31, 2004 and December 31, 2003, there were $0 million and $0.1 million in assets and $6.5 million and $0 million in liabilities related to discontinued operations. Liabilities at December 31, 2004 represent the accrual of the jury award and related interest.

 The following tables summarize financial information for discontinued operations (in millions, except per share amounts):

	Years Ended December 31,
Statements of Income	2004	2003	2002

Operating revenues	$–	$2.0	$16.3
Operating expenses	6.9	1.6	24.5

Income (loss) before income taxes	(6.9)	0.4	(8.2)
Income taxes	2.7	(0.1)	2.7

Income (loss) from discontinued operations	$(4.2)	$0.3	$(5.5)

Net (loss) income per share from discontinued operations – basic and diluted	$(0.05)	$–	$(0.06)

Note 5 – Acquisitions

2003 Acquisitions

 In April 2003, the Company completed a purchase with the minority owner for the remaining 49% of stock in the Ocala, Florida used vehicle auction. The purchase price totaled $1.8 million and included a note payable of $0.2 million with the remainder of the purchase price paid in cash. The acquisition was accounted for using the purchase method and resulted in goodwill of $1.0 million after the purchase price was allocated to property and equipment, other intangible assets, and a note payable. The goodwill was assigned to the auction and related services reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results were not material.

2002 Acquisitions

 In March 2002, the Company acquired the Sadisco East salvage auction in Clayton, North Carolina for $9.1 million in an effort to expand its salvage auction business into the southeast region of the US. In May 2002, the Company completed a stock exchange with the 20% minority owner for the remaining stock in the Southern Indiana auction. In the stock exchange, the minority owner received ALLETE shares of no par common stock with an aggregate value of $1.4 million. In June 2002, ADESA Cincinnati/Dayton acquired the business operations of Queen City Auto Auction in Cincinnati, Ohio for $0.5 million. Financial results for these acquisitions have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price was allocated primarily to goodwill, property and equipment, other intangible assets and accounts receivable. These acquisitions were accounted for using the purchase method and resulted in aggregate goodwill of $5.8 million and customer relationships of $0.1 million. The goodwill was assigned to the auction and related services segment and $4.4 million is expected to be fully deductible for tax purposes.

 In March 2002, AutoVIN was contributed to ADESA by ALLETE Auto. ALLETE Auto purchased the majority of AutoVIN in 1999 and accounted for the acquisition using the purchase method. The contribution was transferred at ALLETE's carrying value of $4.3 million. Included in that transfer was $3.6 million of goodwill, which is not expected to be fully deductible for tax purposes. This goodwill was assigned to the auction and related services reporting segment. Financial results for this contribution have been included in the Company's consolidated financial statements since the date of the transfer. Pro forma financial results for all acquisitions and contributions in 2002 were not material.

Note 6 – Stock Plans

Equity and Incentive Plan

 Certain key employees of the Company and its subsidiaries participate in the ADESA, Inc. 2004 Equity and Incentive Plan ("the Plan"). The maximum number of shares reserved for the grant of awards under the 2004 Equity and Incentive Plan is 8.5 million. The Plan provides for the grant of incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. To date, the grants have taken the form of stock options, restricted stock and restricted stock units. Options may be granted under the Plan at a price of not less than the fair market value of a share of ADESA common stock on the date of grant and generally vest in equal annual installments over three years with expiration not to exceed ten years from the date of grant.

Stock Options

 Concurrent with the pricing of the initial public offering, the Company granted options to purchase approximately 3.0 million shares of ADESA common stock, with an exercise price of $24 per share, to officers and employees under the ADESA, Inc. 2004 Equity and Incentive Plan. In March 2005, the Company's Board of Directors accelerated the vesting of these unvested and "out-of-the-money" stock options. The options awarded in conjunction with the IPO to the Company's named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. Concurrent with the separation from ALLETE on September 20, 2004, certain options to purchase ALLETE stock that were held by ADESA employees were converted to Company stock options. The options were converted at quantities and exercise prices that maintained the intrinsic value of the option as it existed immediately prior to the separation. The vesting dates and exercise periods of the options were not affected by the conversion.

 A summary of the status of all options granted to employees and non-employee directors through December 31, 2004 is presented below:

	Options	Weighted Average Exercise Price
Conversion of ALLETE options at separation	1,522,877	$13.79
Granted	2,986,511	$24.00
Exercised	(34,510)	$13.57
Cancelled	(21,799)	$21.92

Outstanding at December 31	4,453,079	$20.60

Exercisable at December 31(a)	1,342,693	$15.46
Weighted average fair value of option grants(b)		$7.64

 The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable(a)	Weighted Average Exercise Price
$8.40 - $12.58	647,419	7.5	$12.16	331,008	$11.75
$13.19 - $17.14	822,678	6.2	$15.02	816,081	$15.02
$18.00 - $24.00	2,982,982	5.5	$23.97	195,604	$23.59

$8.40 - $24.00	4,453,079	5.9	$20.60	1,342,693	$15.46

(a)
In March 2005, the Company's Board of Directors accelerated the vesting of certain unvested and "out-of-the-money" stock options previously awarded to employees and officers that have an exercise price of $24. As a result, options to purchase approximately 2.9 million shares of the Company's common stock became exercisable in March 2005.

(b)
The fair value was estimated as of the grant date using the Black-Scholes option-pricing model, the attribution method and the assumptions described in Note 3 "Summary of Significant Accounting Policies."

Restricted Stock Units and Performance Shares

 Concurrent with the pricing of the initial public offering, the Company granted approximately 160,000 restricted stock units which vest after three years at the initial offering price of $24 per unit, representing approximately $3.8 million of unearned compensation at the grant date. Approximately 168,000 ALLETE restricted stock units and performance shares held by ADESA employees were converted to ADESA restricted stock units and performance shares concurrent with the separation from ALLETE on September 20, 2004. Performance shares are earned over multi-year time periods and are contingent upon the attainment of certain performance goals of the Company. Compensation expense related to restricted stock and performance share awards is recognized ratably over the vesting period. Compensation expense for all restricted stock and performance shares totaled $2.0 million, $1.9 million and $3.4 million for the years ended December 31, 2004, 2003 and 2002.

 There were approximately 3.7 million additional shares available for grant under the ADESA, Inc. 2004 Equity and Incentive Plan on December 31, 2004.

Employee Stock Purchase Plan

 Employees of the Company who meet certain eligibility requirements may participate in the ADESA, Inc. Employee Stock Purchase Plan ("ESPP"). Eligible participants are allowed to purchase shares of the Company's common stock for 95% of the fair market value of a share of common stock on the New York Stock Exchange on the first trading day of each month. A participant's combined payroll deductions, cash payments and reinvested dividends in the plan may not exceed $25 thousand per year. There are approximately 500,000 shares of ADESA common stock available for grant under the Company's ESPP plan at December 31, 2004. The Company established its ESPP in December 2004; as such, there were no shares issued under the plan in 2004.

Share Repurchase Program

 On August 30, 2004, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $130 million of the Company's common stock. The Company's share repurchase program has and may include open market transactions executed from time to time at prevailing market prices, as well as privately negotiated transactions, and will be structured to comply with, and be conducted under, Rule 10b-18 of the Securities Exchange Act of 1934 and other applicable regulations. Future purchases will be made at such times and in such amounts as ADESA deems appropriate and may be discontinued at any time. The program expires September 23, 2005. On October 28, 2004, the Company purchased of a total of 3.2 million shares of ADESA common stock at an average price of $19.68 per share from U.S. Bank National Association and American Express Trust, trustees for the Minnesota Power and Affiliated Companies Master Pension Trust and the Minnesota Power and Affiliated Companies Retirement Savings and Stock Ownership Plan, which are employee benefit plans of ALLETE. As of December 31, 2004, the Company repurchased a total of 4.4 million shares at a weighted average price of $19.74 and an aggregate cost of $86.7 million.

Note 7 – Earnings Per Share

 The following table sets forth the computation of earnings per share (in millions except share and per share amounts):

	Year Ended December 31,
	2004	2003	2002
Income from continuing operations	$109.5	$114.8	$93.8
(Loss) income from discontinued operations, net of income taxes	(4.2)	0.3	(5.5)

Net income	$105.3	$115.1	$88.3

Weighted average common shares outstanding	91.22	88.60	88.60
Effect of dilutive stock options and restricted stock awards	0.23	–	–

Weighted average common shares outstanding and assumed conversions	91.45	88.60	88.60

Earnings per share—basic
Income from continuing operations	$1.20	$1.30	$1.06
(Loss) income from discontinued operations, net of income taxes	(0.05)	–	(0.06)

Net income	$1.15	$1.30	$1.00

Earnings per share—diluted
Income from continuing operations	$1.20	$1.30	$1.06
(Loss) income from discontinued operations, net of income taxes	(0.05)	–	(0.06)

Net income	$1.15	$1.30	$1.00

 Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period. Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company's stock-based employee compensation programs. Total options outstanding at December 31, 2004, were 4.5 million. There were no ADESA options outstanding at December 31, 2003 and 2002. Stock options with an exercise price per share greater than the average market price per share were excluded in the calculation of diluted earnings per share for all periods presented as including these options would have an anti-dilutive impact. Approximately 3.0 million options were excluded from diluted earnings per share for the year ended December 31, 2004.

 ADESA's initial public offering of 6,250,000 shares of common stock was declared effective by the SEC in June 2004. Assuming the issuance of the 6,250,000 shares had occurred at the beginning of the fiscal year, weighted average common shares outstanding and assumed conversions for the year ended December 31, 2004, would have totaled approximately 94.1 million shares resulting in diluted earnings per share of $1.12 for the year ended December 31, 2004.

Note 8 – Allowance for Credit Losses and Doubtful Accounts

 Finance receivables include $213.9 million and $187.8 million in floor plan receivables at December 31, 2004, and 2003. Special purpose loans totaled $9.0 million and $11.5 million at December 31, 2004 and 2003.

 The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	2004	2003	2002

Allowance for Credit Losses
Balance at beginning of period	$5.0	$7.0	$4.4
Provision for credit losses	1.2	(0.7)	1.6
Consolidation of AFC Funding (see Notes 2 and 9)	–	–	3.1
Recoveries	0.2	0.5	0.4
Less charge-offs	(2.6)	(2.7)	(2.5)
Effect of changes in Canadian exchange rate	0.5	0.9	–

Balance at end of period	$4.3	$5.0	$7.0

 AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries. Additionally, an accrued liability of $5.6 million and $7.3 million for estimated losses for loans sold by AFC Funding is recorded at December 31, 2004 and 2003. These loans were sold to a bank conduit facility with recourse to AFC Funding and will come back on the balance sheet of AFC Funding at fair market value if they prove to become ineligible under the terms of the collateral arrangement with the bank conduit facility.

 The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	2004	2003	2002

Allowance for Doubtful Accounts
Balance at beginning of period	$7.0	$6.0	$4.6
Provision for credit losses	3.0	3.7	3.9
Less net charge-offs	(2.5)	(2.7)	(2.5)

Balance at end of period	$7.5	$7.0	$6.0

 Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.

Note 9 – Finance Receivables

 AFC sells the majority of US dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The special purpose subsidiary, AFC Funding Corporation, was established for the purpose of purchasing AFC's finance receivables. AFC and AFC Funding Corporation amended their securitization agreement on June 15, 2004 concurrent with ADESA's initial public offering. In addition, the agreement was further amended on October 14, 2004, to extend the expiration date to January 2006. This agreement is subject to annual renewal and allows for the revolving sale by the subsidiary to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had $425 million and $350 million of committed liquidity at December 31, 2004 and 2003. Receivables sold to the bank conduit facility are not reported on the Company's consolidated balance sheet.

 At December 31, 2004 and 2003 AFC managed total finance receivables of $582.7 million and $533.1 million of which $509.7 million and $463.8 million had been sold to AFC Funding Corporation. AFC Funding Corporation then in turn sold loans, with recourse to AFC Funding Corporation, of $359.8 million and $333.8 million to the bank conduit facility at December 31, 2004 and 2003 leaving $222.9 million and $199.3 million of gross finance receivables recorded on the Company's consolidated balance sheet at December 31, 2004 and 2003. The outstanding receivables sold and a cash reserve equal to 1% of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. Accordingly, the Company's exposure is limited to $364 million and $337 million, which represents AFC Funding Corporation's total outstanding receivables sold, cash reserve and all related fees as of December 31, 2004 and 2003. After the occurrence of a termination event, as defined in the agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

 Receivables under management, sold, and retained were as follows (in millions):

	December 31,
	2004	2003
Finance Receivables
Total receivables managed	$582.7	$533.1
Less: amounts sold	(359.8)	(333.8)

Receivables retained	222.9	199.3
Less: allowance for losses	(4.3)	(5.0)

Net finance receivables	$218.6	$194.3

 AFC's allowance for losses includes an estimate of losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries. Additionally, an accrued liability of $5.6 million and $7.3 million for the estimated losses for loans sold by the special purpose subsidiary has been recorded at December 31, 2004 and 2003. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

 Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and the special purpose subsidiary must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA's credit facility. At December 31, 2004 and 2003, the Company was in compliance with the covenants contained in the securitization agreement.

 The following illustration presents quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, loans delinquent are defined as receivables 31 days or more past due.

	December 31, 2004			December 31, 2003
	Principal Amount of:			Principal Amount of:
(in millions)	Loans	Loans Delinquent	Net Credit Losses During 2004	Loans	Loans Delinquent	Net Credit Losses During 2003

Floorplan receivables	$213.9	$5.2	$1.6	$187.8	$8.1	$1.4
Special purpose loans	9.0	0.9	0.8	11.5	0.5	0.8

Loans held in portfolio	$222.9	$6.1	$2.4	$199.3	$8.6	$2.2

Loans securitized	359.8			333.8

Total loans managed	$582.7			$533.1

ADESA, Inc.
Notes to Consolidated Financial Statements

 The following table summarizes certain cash flows received from the special purpose subsidiaries:

	Years Ended December 31,
	2004	2003	2002
Proceeds from sales of finance receivables	$4,492.2	$4,134.3	$4,142.3
Servicing fees received	$12.6	$11.3	$10.9

Note 10 – Goodwill and Other Intangible Assets

 Goodwill at December 31 consisted of the following (in millions):

	2004	2003

Auction and Related Services
ALLETE's acquisition of ADESA	$113.4	$113.4
Auction Finance Group, Inc	100.4	100.4
Manheim auctions	147.1	147.1
Auto Placement Center, Inc	27.0	27.0
Impact Auto and Suburban Auto	34.5	32.0
Other	80.6	79.5

	503.0	499.4
Dealer Financing
ALLETE's acquisition of ADESA	11.6	11.6

	$514.6	$511.0

 Goodwill increased $3.6 million during 2004 and $8.2 million during 2003 as a result of changes in the Canadian exchange rate. Goodwill increased in 2003 as a result of acquisitions during the year, less minor settlements of prior year acquisitions.

 A summary of other intangibles is as follows (in millions):

		December 31, 2004			December 31, 2003
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value

Customer relationships	7 – 25	$18.7	$(5.3)	$13.4	$29.7	$(14.2)	$15.5
Computer software	3 – 7	34.4	(16.3)	18.1	28.1	(11.4)	16.7
Other	2 – 10	3.7	(3.6)	0.1	5.6	(4.5)	1.1

Total		$56.8	$(25.2)	$31.6	$63.4	$(30.1)	$33.3

 Amortization expense for other intangibles was $7.7 million $9.0 million and $10.2 million for the three years ended December 31, 2004, 2003 and 2002.

 Estimated amortization expense for the next five years is $7.2 million for 2005, $6.7 million for 2006, $5.1 million for 2007, $2.1 million for 2008, and $1.5 million for 2009.

Note 11 – Property and Equipment

 Property and equipment at December 31 consisted of the following (in millions):

	Useful Lives (in years)	2004	2003

Land		$185.2	$183.8
Buildings	10 – 40	242.9	232.3
Land improvements	10 – 20	141.1	137.1
Building and leasehold improvements	5 – 40	37.6	42.8
Furniture, fixtures and equipment	2 – 10	71.3	64.8
Vehicles and aircraft	3 – 12	15.2	9.2
Construction in progress		15.1	2.8

		708.4	672.8
Accumulated depreciation		(130.2)	(102.9)

Property and equipment, net		$578.2	$569.9

 Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $28.4 million, $26.3 million and $22.5 million.

 In 2003, the Company entered into a capital lease for the new Atlanta auction facility in conjunction with the purchase of development revenue bonds. The assets included above under this capital lease at December 31 are summarized below (in millions):

Classes of Property	2004	2003

Land	$12.9	$12.9
Buildings	13.3	13.3
Land improvements	5.6	5.6
Furniture, fixtures and equipment	2.7	2.7

	34.5	34.5
Accumulated depreciation	(1.8)	(0.2)

Capital lease assets	$32.7	$34.3

 Assets held under this capital lease are depreciated in a manner consistent with the Company's depreciation policy for owned assets.

Note 12 – Senior Notes Offering and Long-term Debt

 Long-term debt consists of the following at December 31 (in millions):

	Interest Rate	Maturity	2004	2003

ALLETE Auto intercompany debt	2.1%	On demand	$–	$86.5
ALLETE Auto debt arrangement	Prime + 1%	06/01/2006	–	3.8
ADESA $175.0 line of credit with ALLETE Auto	*CP Rate + 0.6%	12/31/2004	–	31.8
AFC $125.0 line of credit with ALLETE Auto	*CP Rate + 0.6%	12/31/2004	–	14.0

Total intercompany debt			–	136.1
Senior notes, Series A	7.7%	06/01/2006	–	90.0
Senior notes, Series B	8.1%	03/30/2010	–	35.0
Term Loan A	LIBOR + 2.25%	06/21/2009	157.5	–
Term Loan B	LIBOR + 2.50%	06/21/2010	199.0	–
Tracy, CA note payable	Variable	07/30/2006	–	45.0
Cornerstone Funding note payable	*CP Rate + 1.02%	04/01/2005	–	28.4
Atlanta capital lease obligation	5.0%	12/01/2013	34.5	34.5
Other, secured by property	Various	Various	0.1	1.9
Senior subordinated notes	7 5/8%	06/15/2012	125.0	–

Total third party debt			516.1	234.8
Total debt			516.1	370.9
Less current portion of long-term debt			37.1	135.7

Long-term debt			$479.0	$235.2

*
The commercial paper rate ("CP Rate") is defined as the 30 day CP Rate published in the Wall Street Journal.

 The weighted average interest rate on borrowings at December 31, 2004 and 2003 was 5.2% and 4.3%.

Senior Subordinated Notes

 Concurrent with the initial public offering, the Company offered 7 5/8% senior unsecured subordinated notes with a principal amount of $125.0 million due June 15, 2012. Interest on the notes is payable semi-annually in arrears and commenced on December 15, 2004.

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

 The notes are unsecured and subordinated in right of payment to all of the Company's existing and future senior debt, including borrowings under the credit facility. The incurrence of future senior debt is governed by certain limitations, including an interest coverage ratio exception as defined in the Description of the Notes in the Company's Registration Statement on Form S-1. The notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. At December 31, 2004, the Company is in compliance with the covenants contained in the senior subordinated notes.

Credit Facility

 Concurrent with the initial public offering and notes offering, the Company entered into a $525 million senior secured credit facility with a syndicate of lenders, consisting of a $150 million revolving credit facility and two term loan facilities aggregating $375 million. Letters of credit reducing the available line of credit were $11.0 million at December 31, 2004. The revolving credit facility and the term loan A facility bear interest at a rate equal to LIBOR plus 225 basis points and the term loan B facility bears interest at a rate equal to LIBOR plus 250 basis points. In each case, the rate may decline by as much as 75 basis points depending on the Company's total leverage ratio. The credit facility is guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries (excluding AFC Funding Corporation), and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65% of the equity interests in certain of the Company's Canadian and Mexican subsidiaries. The credit facility contains customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, pay dividends or make distributions to stockholders and make any prepayment or redemption with respect to the senior subordinated notes. The credit facility also contains financial covenants including a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At December 31, 2004, the Company is in compliance with the covenants contained in the credit facility.

Senior Notes – Series A and B

 Subsequent to the closing of the initial public offering, notes offering and credit facility, the Company announced the redemption of its $90 million 7.7% Series A Senior Notes due 2006 and its $35 million 8.1% Series B Senior Notes due 2010. The redemption of the $125 million in Senior Notes was completed on August 18, 2004. The redemption resulted in third quarter non-recurring debt prepayment expenses of $14.0 million before income taxes. The non-recurring expenses include an early redemption penalty and the write-off of unamortized debt issuance costs and are classified as "Loss on extinguishment of debt" in the Company's consolidated statements of income.

Notes Payable

 In June 2003, ADESA restructured its financial arrangements with respect to its used vehicle auction facilities located in Tracy, California; Boston, Massachusetts; Charlotte, North Carolina; and Knoxville, Tennessee. These used vehicle auction facilities were previously accounted for as operating leases. These non-cash transactions included assuming $28.4 million of long-term debt, entering into a $45.0 million debt arrangement and recording the related property and equipment. This $73.4 million of debt was repaid in 2004 with the proceeds received in connection with the initial public offering, notes offering, and the new credit facility.

ALLETE Debt and Other

 All amounts owed to ALLETE and a note payable to Interstate Auto Auction (included in "other, secured by property") were repaid in 2004 with the proceeds received in connection with the initial public offering, notes offering, and the credit facility. The portion of the cash paid for interest to ALLETE was approximately $1.5 million, $5.9 million and $12.7 million for the years ended December 31, 2004, 2003 and 2002. The interest rates on borrowings under the ALLETE lines of credit were 1.84% at June 21, 2004 (final day of borrowing) and 1.66% at December 31, 2003.

 At December 31, 2004 aggregate future principal payments on long-term debt are as follows (in millions):

2005	$37.1
2006	37.0
2007	37.0
2008	37.0
2009	113.5
Thereafter	254.5

$516.1

Note 13 – Financial Instruments

 The Company's derivative activities are initiated within the guidelines of documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative or trading purposes.

Interest Rate Risk Management

 The Company uses interest rate swap agreements to manage its exposure to interest rate movements and to reduce borrowing costs. In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. Both interest rate swap agreements contain amortizing provisions and mature in December 2006. The Company has designated its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. At December 31, 2004, the fair value of the interest rate swap agreements is $0.2 million which is recorded in "Other liabilities" on the consolidated balance sheet. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in "Other comprehensive income". Unrealized losses on interest rate swap agreements totaling $0.1 million, net of taxes of $0.1 million, are included as a component of "Accumulated other comprehensive income".

Concentrations of Credit Risk

 Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments, finance receivables, trade receivables and interest rate swap agreements. The Company maintains cash and cash equivalents, short-term investments, and certain other financial instruments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and companies and limits the amount of credit exposure with any one institution. Cash and cash equivalents include interest-bearing investments with maturities of three months or less. These investments consist primarily of A-1 and P-1 or better rated financial instruments and counterparties. Due to the nature of the Company's business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of customers to which it grants credit terms in the normal course of business. In the event of nonperformance by counterparties to financial instruments the Company is exposed to credit-related losses, but management believes this credit risk is limited by periodically reviewing the creditworthiness of the counterparties to the transactions.

Financial Instruments

 The carrying amounts of trade receivables, finance receivables, other current assets, accounts payable, accrued expenses and borrowings under the Company's short-term revolving line of credit facilities approximate fair value because of the short-term nature of those instruments.

 The fair value of the Company's notes receivable is determined by calculating the present value of expected future cash receipts associated with these instruments. The discount rate used is equivalent to the current rate offered to the Company for notes of similar maturities. As of December 31, 2004, the fair value of the Company's notes receivable approximated the carrying value.

 The fair value of the Company's long-term debt is determined by calculating the present value of expected future cash outlays associated with the debt instruments. The discount rate used is equivalent to the current rate offered to the Company for debt of the same maturities. As of December 31, 2004, the fair value of the Company's long-term debt is approximately $522.9 million with a carrying value of $516.1 million. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 14 – Leasing Agreements

 The Company leases property, computer equipment and software, automobiles, trucks and trailers, pursuant to operating lease agreements with terms expiring through 2031. Some of the leases contain renewal provisions upon the expiration of the initial lease term as well as fair market value purchase provisions. In accordance with SFAS 13 Accounting for Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. The deferred portion of the rent, for the leases containing escalation clauses, is included in "Accrued expenses" on the consolidated balance sheet. Total future minimum lease payments (excluding renewable periods) as of December 31, 2004 for all operating lease arrangements are as follows (in millions):

2005	$16.9
2006	14.2
2007	12.5
2008	6.9
2009	6.4
Thereafter	65.9

$122.8

 Total lease expense for the years ended December 31, 2004, 2003, and 2002 was $21.5 million, $23.3 million and $24.3 million.

Note 15 – Income Taxes

 The components of the provision for income taxes are as follows for the years ended December 31 (in millions):

	2004	2003	2002

Income from continuing operations before income taxes:
Domestic	$140.4	$151.6	$122.1
Foreign	38.5	38.0	31.6

Total	$178.9	$189.6	$153.7

Income tax expense (benefit) from continuing operations:
Current:
Federal	$34.5	$41.2	$36.6
Foreign	15.0	14.7	12.6
State	16.8	7.4	4.9

Total current provision	66.3	63.3	54.1

Deferred:
Federal	10.9	9.5	4.6
Foreign	(0.4)	(0.2)	0.1
State	(7.4)	2.2	1.1

Total deferred provision	3.1	11.5	5.8

Income tax expense from continuing operations	$69.4	$74.8	$59.9

 The provision for income taxes was different from the US federal statutory rate applied to income before taxes, and is reconciled as follows for the years ended December 31:

	2004	2003	2002
Statutory rate	35%	35%	35%
State and local income taxes, net	3%	3%	4%
Other, net	1%	1%	–

Effective rate	39%	39%	39%

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

 Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2004	2003	2002

Gross deferred tax assets:
Allowances	$10.2	$9.3	$10.7
Accruals and liabilities	9.3	7.1	4.3
Employee benefits and compensation	9.4	4.6	4.8
Foreign tax credit carryover	1.0	2.4	2.8
State net operating loss carryforwards	6.1	8.5	7.9
Other	3.1	3.3	3.7

Total deferred tax asset	39.1	35.2	34.2

Deferred tax asset valuation allowance	(0.5)	(8.5)	(7.8)

Total	38.6	26.7	26.4

Gross deferred tax liabilities:
Depreciation	(17.3)	(15.3)	(14.9)
Goodwill and intangibles	(34.1)	(24.6)	(13.4)
Other	(1.3)	(0.6)	(0.4)

Total	(52.7)	(40.5)	(28.7)

Net deferred tax liabilities	$(14.1)	$(13.8)	$(2.3)

 The tax benefit from state net operating loss carryforwards expire as follows (in millions):

2005	$0.3
2006	0.2
2007	0.2
2008	0.1
2009	0.1
2010 to 2024	5.2

$6.1

 The benefits of these state net operating loss carryforwards are dependent on taxable income being generated in the respective states during the carryforward periods. Accordingly, a valuation allowance has been provided where the Company has determined that it is more likely than not that the carryforwards will not be utilized. In conjunction with the Company's separation from ALLETE in 2004 the Company reviewed and reorganized several of its state income tax filing positions. As a result, certain deferred tax assets related to state net operating loss carryforwards and related valuation allowances were written-off. In addition, it was determined that certain other deferred tax assets related to state net operating loss carryforwards would likely be utilized in future years and, accordingly, the related valuation allowances were reversed and subsequently reclassified to increase state tax liabilities.

 Undistributed earnings of the Company's foreign subsidiaries were approximately $28.8 million, $24.5 million and $28.8 million at December 31, 2004, 2003 and 2002. Because these amounts have been or will be reinvested in properties and working capital, the Company has not recorded the deferred taxes associated with these earnings.

 During 2004, 2003 and 2002, federal income tax payments, net of refunds, of $19.7 million, $40.3 million and $19.2 million were paid to ALLETE. State and foreign income taxes paid by the Company during 2004, 2003 and 2002 totaled $23.6 million, $22.2 million and $30.4 million.

Note 16 – Segment Information

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

 The auction and related services segment consists primarily of ADESA used vehicle and ADESA Impact salvage auctions. In addition to providing auctions for the exchange of ownership between the sellers and buyers of the vehicles, the Company also provides related services that include vehicle reconditioning, inbound and outbound logistics, inspections, titling, and outsourcing of various other administrative functions.

 The dealer financing segment consists of AFC. AFC is primarily engaged in the business of providing short-term inventory-secured financing to used vehicle dealers. AFC conducts business primarily at wholesale vehicle auctions in the US and Canada.

 The holding company is maintained separately from the two reportable segments and includes expenses associated with being a public company, such as salaries, benefits, and travel costs for the corporate management team, Board of Directors' fees, investor relations costs, and incremental insurance, treasury, legal, accounting, and risk management costs. Holding company interest includes the interest incurred on the new debt structure. The majority of costs incurred at the holding company are not allocated to the two business segments. There were no expenses for the holding company prior to January 1, 2004.

 Financial information regarding the Company's reportable segments is set forth below for the years ended December 31 (in millions):

2004	Auction and Related Services	Dealer Financing	Holding Company	Consolidated

Operating revenues	$815.0	$116.6	$–	$931.6
Operating expenses
Cost of services	437.5	27.2	–	464.7
Selling, general and administrative	183.4	16.8	16.8	217.0
Depreciation and amortization	31.3	4.7	0.1	36.1

Total operating expenses	652.2	48.7	16.9	717.8

Operating profit	162.8	67.9	(16.9)	213.8
Interest expense	12.9	–	12.5	25.4
Other income	(3.2)	(0.1)	(1.2)	(4.5)
Loss on extinguishment of debt	–	–	14.0	14.0

Income from continuing operations before income taxes	153.1	68.0	(42.2)	178.9
Income taxes	58.7	27.2	(16.5)	69.4

Income from continuing operations	$94.4	$40.8	$(25.7)	$109.5

Assets	$1,451.8	$301.9	$159.8	$1,913.5

Capital expenditures	$29.4	$1.8	$–	$31.2

2003

Operating revenues	$807.6	$104.3	$–	$911.9
Operating expenses
Cost of services	450.0	25.3	–	475.3
Selling, general and administrative	183.6	14.9	–	198.5
Depreciation and amortization	30.7	4.6	–	35.3

Total operating expenses	664.3	44.8	–	709.1

Operating profit	143.3	59.5	–	202.8
Interest expense	15.7	0.3	–	16.0
Other income	(2.8)	–	–	(2.8)

Income from continuing operations before income taxes	130.4	59.2	–	189.6
Income taxes	52.0	22.8	–	74.8

Income from continuing operations	$78.4	$36.4	$–	$114.8

Assets	$1,368.5	$286.8	$–	$1,655.3

Capital expenditures	$23.4	$3.4	$–	$26.8

2002	Auction and Related Services	Dealer Financing	Holding Company	Consolidated

Operating revenues	$732.5	$99.9	$–	$832.4
Operating expenses
Cost of services	391.5	24.2	–	415.7
Selling, general and administrative	195.2	13.9	–	209.1
Depreciation and amortization	28.6	4.1	–	32.7

Total operating expenses	615.3	42.2	–	657.5

Operating profit	117.2	57.7	–	174.9
Interest expense	21.2	1.3	–	22.5
Other income	(1.3)	–	–	(1.3)

Income from continuing operations before income taxes	97.3	56.4	–	153.7
Income taxes	38.5	21.4	–	59.9

Income from continuing operations	$58.8	$35.0	$–	$93.8

Assets	$1,216.7	$273.4	$–	$1,490.1

Capital expenditures	$63.2	$3.3	$–	$66.5

Geographic Information

 Most of the Company's operations outside the US are in Canada. Information regarding the geographic areas of the Company's operations is set forth below (in millions):

	2004	2003	2002

Operating revenues
US	$763.0	$741.1	$690.4
Foreign	168.6	170.8	142.0

	$931.6	$911.9	$832.4

Long-lived assets
US	$987.5	$985.6	$894.6
Foreign	158.6	144.0	119.3

	$1,146.1	$1,129.6	$1,013.9

 The Company does not have any major customers as defined by SFAS 131.

Note 17 – Employee Benefit Plan

 The Company maintains a defined contribution 401(k) plan that covers substantially all US employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company currently matches 100% of the amounts contributed by each individual participant, up to 3% of the participant's compensation and 50% of the amounts contributed between 3% and 5% of the participant's compensation. Participants are 100% vested in the Company's contributions. During 2004, 2003, and 2002, the Company contributed $5.1 million, $4.8 million and $5.2 million.

ADESA, Inc.
Notes to Consolidated Financial Statements

Note 18 – Transactions with Former Parent

 Prior to September 20, 2004, the former parent of the Company provided certain services, including accounting, treasury, tax, legal, public affairs, executive oversight, human resources, as well as other corporate services. The Company's financial statements include allocations by ALLETE for its costs related to such services provided to ADESA. These cost allocations have been determined on a proportionate cost basis that both the Company and ALLETE considered to be reasonable reflections of the cost of services provided by ALLETE. These services accounted for approximately $2.2 million of expense for the period January 1 through September 20, 2004, and $3.3 million and $2.6 million for the years ended December 31 2003 and 2002. In addition, the Company paid ALLETE approximately $0.5 million in the fourth quarter 2004 for services provided by the former parent.

 In connection with the initial public offering, ALLETE and the Company delivered agreements governing various interim and ongoing relationships. These agreements included a master separation agreement, a tax sharing agreement, an employee and director matters agreement and a joint aircraft ownership and management agreement.

 The Company and ALLETE entered into a tax sharing agreement, effective on the date of the spin-off, which governs ALLETE's and the Company's respective rights, responsibilities and obligations after the spin-off with respect to taxes. Under the tax sharing agreement, the Company will indemnify ALLETE for tax liabilities that are allocated to the Company for periods prior to the spin-off. The amount of taxes allocated to ADESA for such periods is the amount that the Company and its subsidiaries would have been required to pay under the previous agreements in place with ALLETE, determined in accordance with past practice, which generally is equal to the federal income or state income or franchise taxes that would have been payable by the Company during such periods if the Company had filed separate consolidated or combined returns with its own subsidiaries.

 The Company has agreed in this tax sharing agreement that the Company will indemnify ALLETE for any taxes arising out of the failure of the spin-off to qualify as tax-free distribution to ALLETE and the ALLETE shareholders as a result of the Company's actions or inaction, and 50% of any such taxes that do not result from the actions or inaction of either the Company or ALLETE. The Company will share with ALLETE the right to control the disposition of any audits, litigation or other controversies with any taxing authorities regarding such taxes.

 The Company entered into an employee and director matters agreement with ALLETE that governs the allocation of responsibilities related to employee benefit plans provided by ALLETE to the Company's employees and directors and the allocation of liability relating to employees and directors of ALLETE and the Company in connection with the initial public offering and the subsequent spin-off by ALLETE. In general, ALLETE is responsible for all liabilities relating to employees and directors of ALLETE, and the Company will be responsible for all liabilities relating to its employees and directors as of the date of the initial public offering. The agreement also addresses treatment of liabilities in respect of those ALLETE employees and directors that have become employees and directors of the Company. Under the agreement, the Company's employees ceased to participate in any ALLETE pension plan as of the date of the initial public offering and ceased to participate in any ALLETE equity plan, including the employee stock purchase plan, as of the date of the spin-off. Any transferring employees and directors received credit under each of the Company's applicable benefit plans for past service with ALLETE. The agreement also sets forth the treatment of ALLETE stock options and performance shares held by employees and directors of ALLETE and the Company as of the time of the spin-off.

 The Company entered into a joint aircraft ownership and management agreement with ALLETE that allocates use of and responsibilities with regard to the two aircraft previously owned by ALLETE. Subsequent to the spin-off, ALLETE contributed 70% ownership interest in the aircraft to the Company. ALLETE continues to undertake the duties of managing and scheduling the aircraft in exchange for a management fee equal to 3.5% of the total operating costs and expenses associated with the aircraft from the preceding quarter. The agreement will terminate upon withdrawal of one of the owners or the loss of one or both of the aircraft. Each owner will be entitled to 100% ownership interest in, and title to, one of the aircraft upon termination of the agreement.

 Total non-cash capital contributions from ALLETE were $6.2 million, $3.2 million and $14.3 million for the years ended December 31, 2004, 2003 and 2002. The amount contributed from ALLETE in 2004 includes the 70% ownership interest in two aircraft previously owned by ALLETE. AutoVIN, a wholly-owned subsidiary of ALLETE Auto in 2001, provides technology-enabled vehicle inspection services and inventory auditing to the vehicle industry and the industry's secured lenders. AutoVIN was contributed to the Company by ALLETE Auto in 2002.

Note 19 – Commitments and Contingencies

 The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries, property damage, handling or disposal of vehicles, environmental laws and regulations, and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the financial condition, results of operations or cash flows. Legal and regulatory proceedings which could be material are discussed below. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Accrued expenses" and "Other liabilities" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company's operating results in that period. Legal fees are expensed as incurred.

 The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in "Accrued expenses and "Other liabilities" were $4.8 million and $2.9 million at December 31, 2004 and 2003. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

 The Company stores a significant number of vehicles owned by various customers and consigned to the Company to be auctioned. The Company is contingently liable for each consigned vehicle until the eventual sale or other disposition. However, the Company is generally not liable for damage related to severe weather conditions, natural disasters or other factors outside of the Company's control. Loss is possible; however, at this time management cannot estimate a range of loss that could occur. Individual stop loss and aggregate insurance coverage is maintained on the consigned vehicles. These vehicles are consigned to the Company and are not included in the consolidated balance sheets.

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

ADESA Importation Services, Inc. litigation

 On January 29, 2002, a former employee of ADESA Importation Services, Inc. ("AIS"), the Company's wholly-owned subsidiary, filed suit against ADESA and AIS in the Circuit Court of the State of Michigan, County of Genesee, Case No. 02-72517-CK, alleging breach of contract and breach of other oral agreements related to AIS's purchase of International Vehicle Importers, Inc. in December 2000. The former employee was the controlling shareholder who sold the business to AIS in 2000. AIS filed a counterclaim against the former employee including allegations of a number of improper acts by the employee including breach of contract, breach of fiduciary duty and fraud. Pursuant to Michigan law, the case was originally evaluated by a three attorney panel. During the mandatory case evaluation process, the three attorney panel awarded the former employee damages of $153,000. At the same time, the panel awarded ADESA and AIS damages of $225,000 for its counterclaims. The former employee rejected the panel's decision resulting in a jury trial. On June 1, 2004, the jury awarded damages of $5.8 million to the former employee related to the allegation that ADESA breached oral agreements to provide funding to AIS. The jury found in favor of ADESA and AIS on three of its counterclaims including breach of contract, breach of fiduciary duty and fraud and awarded ADESA and AIS $69,000. On July 8, 2004, the Genesee County Circuit Court entered judgment for the plaintiffs in the amount of $6,373,812, netting the amount of the damages and awarding the plaintiff prejudgment interest. On October 11, the Genesee County Circuit Court denied post-judgment motions made by ADESA and AIS for a new trial and/or reduction in the damages. In November 2004, the Company and AIS filed a Claim of Appeal with the Michigan Court of Appeals and intends to vigorously pursue such appeal.

 The Company discontinued the operations of AIS, its vehicle importation business, in February 2003. The Company accrued $6.5 million ($5.8 million award plus accrued interest of $0.7 million) as a result of the jury trial verdict and $0.4 million of related legal expenses in 2004 as a loss from discontinued operations.

SEC Informal Inquiry

 In December 2003, the staff of the SEC initiated an informal inquiry relating to ALLETE's internal audit function and the internal financial reporting of ALLETE (ADESA's former parent), ADESA, AFC, a wholly-owned subsidiary of ADESA, and the loan loss methodology at AFC. ALLETE and the Company fully and voluntarily cooperated with the informal inquiry and sent a response to the SEC in February 2004. Management believes that the Company has acted appropriately and that this inquiry will not result in action that has a material adverse impact on the Company or its reported results of operations. Although the matter remains open, the Company has had no further inquiries or correspondence with the SEC since the first quarter of 2004.

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

 The Company submitted an IRA status report to MDEP on March 30, 2004. Additionally, the Company is submitting bi-weekly status updates to MDEP. A comprehensive ground water sampling event and monthly residential sampling event were conducted during the week of April 26, 2004. In October 2004, the Company agreed to construct a municipal water line to serve the adjacent residential community. Construction of the water line was completed in the first quarter of 2005.

 The Company has an accrual of $1.7 million at December 31, 2004 with respect to the Taunton matter, including the costs associated with extending the municipal water service. This amount is included in the $4.8 million liability accrued for environmental matters at December 31, 2004.

 The Company has received correspondence and appraisal reports from an attorney representing twenty-six residential households of the adjoining community claiming (1) damages for diminution in the appraised value of their respective residences and (2) reimbursement of certain expenses incurred as a result of the MTBE release. Accordingly, there is a possibility that property damage litigation against the Company may result. At this time, the Company does not believe that the value of the residences at issue has diminished. The Company has put its environmental insurance carrier on notice of the claims with respect to the Taunton environmental matter. The insurance carrier has retained an environmental consultant and is in the process determining if and to what extent insurance coverage may exist.

Related Party Matter

 Wholesale vehicle businesses owned by Sean Hallett, the son of James Hallett, an Executive Vice President of ADESA, had three separate lines of credit with AFC and an outstanding loan through a related entity. As of December 31, 2004, the total amount owed to AFC was $1.7 million. The lines of credit totaling $0.4 million are secured with a perfected blanket security interest in the assets of the wholesale vehicle businesses. The loan is cross-collateralized with one of the credit lines and is secured by certain unencumbered personal property valued at up to approximately $0.5 million. As of December 31, 2004, Sean Hallett and his related businesses were in default on these obligations. Based on an assessment of recoverability, the Company recorded provisions for credit losses totaling $0.8 million during the second half of 2004 related to the $1.7 million outstanding. All three credit lines have been closed. AFC had gross receivables from this individual's wholesale vehicle business totaling $0.9 million and $6.3 million at December 31, 2004 and 2003.

 The Company is pursuing legal action related to collection of these amounts. AFC and Automotive Finance Canada, Inc. (the "AFC Entities") filed their Statement of Claim in the Ontario Superior Court of Justice on or about November 8, 2004 wherein it was alleged that Sean Hallett and his related companies (the "Hallett Entities") had defaulted on their outstanding obligations to AFC (Ontario Superior Court of Justice; Case File No. 04-CV-278564CM2). On or about December 15, 2004, Hallett filed his Statement of Defense and Counterclaim against AFC, AFCI, ADESA, Inc., ADESA Canada and ADESA Auctions Canada alleging that there was no outstanding obligation and that the named counterclaim defendants owed approximately $6 million to Hallett in compensatory and punitive damages.

 On or about February 1, 2005, the AFC Entities filed their Reply and Defense to Counterclaim denying the claims made by the Hallett Entities and reaffirming the allegations made in the Statement of Claim. On or about February 17, 2005, the Hallett Entities filed a Reply to Defense to Counterclaim essentially denying the allegations in the AFC Entities' Reply and Defense to Counterclaim and reaffirming the claims and allegations in their Statement of Defense and Counterclaim.

 On March 4, 2005, the parties met in Toronto, Canada and participated in a mandatory mediation session in an effort to resolve the litigation. The AFC Entities intend to continue to prosecute their claims against the Hallett Entities as they work with the court appointed mediator to pursue resolving the litigation.

 Other related party transactions are described in Notes 5, 9, 12, 15 and 18.

Auction Management Solutions, Inc.

 On March 10, 2005, ADESA received notice that Auction Management Solutions, Inc. ("AMS") has filed a lawsuit in U.S. District Court for the Northern District of Georgia, Atlanta Division (Civil Action No. 05 CV 0638), alleging infringement of U.S. Patent No. 6,813,612 (the "612 Patent") which was issued November 2, 2004 and pertains to an audio/video system for streaming instantaneous and buffer free data to and from a live auction site. The AMS complaint has not been formally served. The Company is in the process of reviewing the '612 Patent and the internet auction video and streaming audio software it licenses from a third party.

Note 20 – Quarterly Financial Data (Unaudited)

 Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2004 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31

Operating revenues	$247.3	$231.0	$228.5	$224.8
Operating expenses
Cost of services	121.9	113.2	113.0	116.6
Selling, general, and administrative expenses	58.1	51.2	50.4	57.3
Depreciation and amortization	9.2	8.9	8.6	9.4

Total operating expenses	189.2	173.3	172.0	183.3

Operating profit	58.1	57.7	56.5	41.5
Interest expense	4.0	4.7	8.7	8.0
Other income	(0.8)	(0.6)	(1.8)	(1.3)
Loss on extinguishment of debt	–	–	14.0	–

Income from continuing operations, before income taxes	54.9	53.6	35.6	34.8
Income taxes	21.6	21.0	14.0	12.8

Income from continuing operations	33.3	32.6	21.6	22.0
Discontinued operations	–	(4.0)	(0.1)	(0.1)

Net income	$33.3	$28.6	$21.5	$21.9

Basic and diluted earnings per share of common stock (Notes 3 and 7)
Continuing operations	$0.38	$0.36	$0.23	$0.24
Discontinued operations	–	(0.04)	–	–

	$0.38	$0.32	$0.23	$0.24

2003 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31

Operating revenues	$231.5	$238.1	$224.5	$217.8
Operating expenses
Cost of services	122.4	120.6	113.9	118.4
Selling, general, and administrative expenses	52.8	49.8	49.6	46.3
Depreciation and amortization	8.0	9.0	8.6	9.7

Total operating expenses	183.2	179.4	172.1	174.4

Operating profit	48.3	58.7	52.4	43.4
Interest expense	4.6	3.5	4.0	3.9
Other income	(0.4)	(1.7)	(0.6)	(0.1)

Income from continuing operations, before income taxes	44.1	56.9	49.0	39.6
Income taxes	17.5	22.8	19.8	14.7

Income from continuing operations	26.6	34.1	29.2	24.9
Discontinued operations	0.5	–	(0.2)	–

Net income	$27.1	$34.1	$29.0	$24.9

Basic and diluted earnings per share of common stock (Notes 3 and 7)
Continuing operations	$0.30	$0.38	$0.33	$0.28
Discontinued operations	0.01	–	–	–

	$0.31	$0.38	$0.33	$0.28

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Not Applicable.

Item 9a. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

 ADESA conducted an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures" ("disclosure controls") as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

 Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

 Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to ADESA's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

 The Company's management, including the CEO and CFO, does not expect that ADESA's disclosure controls or its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

 The evaluation of the Company's disclosure controls included a review of the controls' objectives and design, the Company's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, management sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in the Company's quarterly reports on Form 10-Q and to supplement the disclosures made in the Company's Annual Report on Form 10-K. Many of the components of the Company's disclosure controls are also evaluated on an ongoing basis by ADESA's internal audit department and by other personnel in the finance organization, as well as the Company's independent registered public accounting firm who evaluate them in connection with determining their auditing procedures related to their report on ADESA's annual financial statements and not to provide assurance on the Company's controls. The overall goals of these various evaluation activities are to monitor the Company's disclosure controls and to modify them as necessary. ADESA's intent is to maintain the disclosure controls as dynamic systems that change as conditions warrant.

 Among other matters, ADESA also considered whether its evaluation identified any "significant deficiencies" or "material weaknesses" in its internal control over financial reporting, and whether the Company had identified any acts of fraud involving personnel with a significant role in the Company's internal control over financial reporting. This information was important both for the controls evaluation generally, and because Item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to ADESA's Audit Committee and to the Company's independent registered public accounting firm. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions", which are deficiencies in the design or operation of controls that could adversely affect the Company's ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. ADESA also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, management considered what revision, improvement, and/or correction to make in accordance with its ongoing procedures.

Conclusions

 Based upon the controls evaluation, ADESA's CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, the Company's disclosure controls and procedures were effective. There were no changes to the Company's internal control over financial reporting during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9b. Other Information

 None.

PART III

Item 10. Directors and Executive Officers of the Registrant

 The information required by this Item is included in the Company's proxy statement for its 2005 annual meeting of stockholders to be held on May 17, 2005, and is incorporated herein by reference.

Item 11. Executive Compensation

 The information required by this Item is included in the Company's proxy statement for its 2005 annual meeting of stockholders to be held on May 17, 2005, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

 The information required by this Item is included in the Company's proxy statement for its 2005 annual meeting of stockholders to be held on May 17, 2005, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

 The information required by this Item is included in the Company's proxy statement for is 2005 annual meeting of stockholders to be held on May 17, 2005, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

 The information required by this Item is included in the Company's proxy statement for is 2005 annual meeting of stockholders to be held on May 17, 2005, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  (a)
  The following documents have been filed as part of this report or, where noted, incorporated by reference:

  1)
  Financial Statements
  The consolidated financial statements of ADESA, Inc. and its consolidated subsidiaries are filed as part of this report under Item 8.

  2)
  Financial Statement Schedules
  The following consolidated financial statement schedule is required to be filed by Item 8 of this form:

    Schedule II Valuation and Qualifying Accounts
     (In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		(3) Deductions	Balance at End of Period
Year Ended December 31, 2002
Allowance for doubtful accounts	$4.6	$3.9		$(2.5)	$6.0
Allowance for credit losses	4.4	4.7	(1)	(2.1)	7.0
Accrual for estimated losses on receivables sold	–	6.5	(2)	–	6.5

Totals	$9.0	$15.1		$(4.6)	$19.5

Year Ended December 31, 2003
Allowance for doubtful accounts	$6.0	$3.7		$(2.7)	$7.0
Allowance for credit losses	7.0	(0.7)		(1.3)	5.0
Accrual for estimated losses on receivables sold	6.5	0.8		–	7.3

Totals	$19.5	$3.8		$(4.0)	$19.3

Year Ended December 31, 2004
Allowance for doubtful accounts	$7.0	$3.0		$(2.5)	$7.5
Allowance for credit losses	5.0	1.2		(1.9)	4.3
Accrual for estimated losses on receivables sold	7.3	(1.7)		–	5.6

Totals	$19.3	$2.5		$(4.4)	$17.4

(1)
Includes $3.1 million for consolidation of AFC Funding – see Note 2 in Notes to Consolidated Financial Statements.

(2)
Includes $6.7 million for consolidation of AFC Funding – see Note 2 in Notes to Consolidated Financial Statements

(3)
Write-off of uncollectible accounts, recoveries, the impact of changes in exchange rates and other adjustments

 All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or are adequately explained in the consolidated financial statements or notes thereto and, therefore, have been omitted.

          3)    Exhibits

          The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 29, 2005, on its behalf by the undersigned, thereto duly authorized.

ADESA, Inc.
By:	/s/ David G. Gartzke David G. Gartzke, Chairman, President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2005, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ David G. Gartzke David G. Gartzke	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Cameron C. Hitchcock Cameron C. Hitchcock	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Scott A. Anderson Scott A. Anderson	Controller (Principal Accounting Officer)
/s/ Wynn V. Bussmann Wynn V. Bussmann	Director
/s/ Thomas L. Cunningham Thomas L. Cunningham	Director
/s/ Dennis O. Green Dennis O. Green	Director
/s/ Angel Rodolfo Sales Angel Rodolfo Sales	Director
/s/ Nick Smith Nick Smith	Director
/s/ Donald C. Wegmiller Donald C. Wegmiller	Director
/s/ Deborah L. Weinstein Deborah L. Weinstein	Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of ADESA, Inc., dated May 20, 2004.	S-1	333-113499	3.1	5/26/04
3.2	By-Laws of ADESA, Inc.	S-1	333-113499	3.2	5/26/04
3.3	Certificate of Merger of ADESA Corporation with and into ADESA, Inc., dated May 24, 2004.	S-1	333-113499	3.3	5/26/04
4.1	Specimen Certificate of Common Stock.	S-1	333-113499	4.1	5/26/04
4.2	Indenture, dated June 21, 2004 between ADESA, Inc. and LaSalle Bank National Association, as trustee.	10-Q	001-32198	4.2	8/6/04
4.3	Form of Senior Subordinated Note (included in Exhibit 4.2).	10-Q	001-32198	4.2	8/6/04
10.1	Master Separation Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.	10-Q	001-32198	10.1	8/6/04
10.2	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.	10-Q	001-32198	10.2	8/6/04
10.3	Joint Aircraft Ownership and Management Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.	10-Q	001-32198	10.3	8/6/04
10.4	Employee and Director Matters Agreement between ALLETE, Inc. and ADESA, Inc., dated June 15, 2004.	10-Q	001-32198	10.4	8/6/04
10.5	Credit Agreement, dated June 21, 2004, among ADESA, Inc., as Borrower, the Guarantors party thereto, as Subsidiary Guarantors, the Lenders party thereto and UBS Securities LLC and Merrill Lynch & Co., as Joint Lead Arrangers and Co-Bookmanagers, Bank One, N.A., General Electric Capital Corporation, KeyBank National Association, SunTrust Bank and U.S. Bank National Association as Co-Documentation Agents, Merrill Lynch & Co., as Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance LLC, as Swingline Lender.	10-Q	001-32198	10.5	8/6/04

10.6	Second Amended and Restated Receivable Purchase Agreement, dated June 15, 2004 among AFC Funding Corporation as Seller, Automotive Finance Corporation as Servicer, Fairway Finance Company, LLC and such other entities from time to time as may become Purchasers thereunder, Harris Nesbitt Corp., as the Initial Agent and as Purchaser Agent for Fairway Finance Company, LLC and XL Capital Assurance Inc., as Insurer. [Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.]	10-Q	001-32198	10.6	8/6/04
10.7	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004, between AFC Funding Corporation and Automotive Finance Corporation.	10-Q	001-32198	10.7	8/6/04
10.8	Amendment No. 1 to the Second Amended and Restated Receivables Purchase Agreement, dated October 4, 2004, between AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Harris Nesbitt Corp., and XL Capital Assurance Inc.	8-K	001-32198	99.1	10/14/04
10.9	Trust Indenture between Development Authority of Fulton County and Sun Trust Bank, as Trustee, dated as of December 1, 2002.	S-1	333-113499	10.9	3/11/04
10.10	Bond Purchase Agreement, dated December 1, 2002, for the Development Authority of Fulton County Taxable Economic Development Revenue Bonds (ADESA Atlanta, LLC Project) Series 2002.	S-1	333-113499	10.9	3/11/04
10.11	Lease Agreement between Development Authority of Fulton County and ADESA Atlanta, LLC, dated as of December 1, 2002.	S-1	333-113499	10.10	3/11/04
10.14	International Swap Dealers Association, Inc. Master Agreement, dated June 21, 2004, Bank of America, N.A. and ADESA, Inc.	10-Q	001-32198	10.8	8/6/04
10.15	ADESA, Inc. 2004 Equity and Incentive Plan.*	S-1	333-113499	10.14	5/26/04
10.16	ADESA, Inc. Director Compensation Plan.*	S-1	333-113499	10.15	5/26/04
10.17	ADESA, Inc. Director Compensation Deferral Plan.*	S-1	333-113499	10.15	5/26/04
10.18	ADESA, Inc. Employee Stock Purchase Plan.					X
10.19	ADESA, Inc. 2005 Supplemental Executive Retirement Plan.*					X
10.20	Acceleration of Stock Option Vesting*					X
10.21	Executive Restricted Stock Unit Awards*					X
10.22	Annual Management Incentive Plan Bonuses and Compensation*					X

10.23	Supplementary Retirement Plan for Designated Employees of ADESA Canada Inc. and its subsidiary and associated companies.*	10-Q	001-32198	10.24	8/6/04
10.24	Amended and Restated Purchase and Sale Agreement dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation					X
10.25	Retention and Severance Agreement by and between ADESA Corporation and Cameron C. Hitchcock, dated January 5, 2004.*	S-1	333-113499	10.9	3/11/04
10.26	Retention and Severance Agreement by and between ADESA, Inc. and Brenda J. Flayton, dated June 1, 2004.*					X
10.27	Share Purchase Agreement, dated October 26, 2004, by and between U.S. Bank National Association and ADESA, Inc.	8-K	001-32198	99.2	10/26/04
10.28	Share Purchase Agreement, dated October 26, 2004, by and between American Express Trust Company and ADESA, Inc.	8-K	001-32198	99.3	10/26/04
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of David G. Gartzke					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Cameron C. Hitchcock					X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of David G. Gartzke					X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Cameron C. Hitchcock					X
*	Management contract or compensation plan or arrangement

QuickLinks

Index
Forward-Looking Statements
  PART I
  Item 1. Business
The Vehicle Life Cycle and Vehicle Remarketing in 2004 -U.S. & Canada
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Index to Financial Statements
Report of Independent Registered Public Accounting Firm
ADESA, Inc. Consolidated Statements of Income (In millions, except per share data)
ADESA, Inc. Consolidated Balance Sheets (In millions, except share data)
ADESA, Inc. Consolidated Balance Sheets (In millions, except share data)
ADESA, Inc. Consolidated Statements of Stockholders' Equity (In millions)
ADESA, Inc. Consolidated Statements of Cash Flows (In millions)
ADESA, Inc. Notes to Consolidated Financial Statements
ADESA, Inc. Notes to Consolidated Financial Statements
ADESA, Inc. Notes to Consolidated Financial Statements
ADESA, Inc. Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls and Procedures
  Item 9b. Other Information
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
  PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX