Form 10-Q
period 2005-03-31
ADESA INC
filed 2005-05-13
CIK 1281949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding as of May 11, 2005:

Class	Number of Shares Outstanding
Common	89,324,519

Index

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

Exhibit Index

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ADESA, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating revenues
Auction and related services	$215.0	$218.4
Dealer financing	29.0	28.9
Total operating revenues	244.0	247.3

Operating expenses
Cost of services	115.2	120.8
Selling, general and administrative	55.5	59.2
Depreciation and amortization	9.2	9.2
Total operating expenses	179.9	189.2

Operating profit	64.1	58.1

Interest expense	8.1	4.0
Other income, net	(1.5)	(0.8)

Income before income taxes	57.5	54.9

Income taxes	22.5	21.6

Net income	$35.0	$33.3

Earnings per share—basic	$0.39	$0.38

Earnings per share—diluted	$0.38	$0.38

Dividends declared per common share (Note 10)	$0.075	$—

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Balance Sheets

(In millions, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$341.6	$309.4
Trade receivables, net of allowances of $7.3 (2005) and $7.5 (2004)	286.0	161.1
Finance receivables, net of allowances of $5.4 (2005) and $4.3 (2004)	266.6	218.6
Deferred income taxes	29.4	28.0
Other current assets	14.0	13.7
Total current assets	937.6	730.8

Other assets
Goodwill	514.2	514.6
Other intangible assets, net of accumulated amortization of $23.3 (2005) and $25.2 (2004)	35.4	31.6
Other assets	58.1	58.3
Total other assets	607.7	604.5

Property and equipment, net of accumulated depreciation of $136.9 (2005) and $130.2 (2004)	583.9	578.2

Total assets	$2,129.2	$1,913.5

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Balance Sheets

(In millions, except share data)

		March 31, 2005	December 31, 2004
		(unaudited)
	Liabilities and Stockholders’ Equity
	Current liabilities
	Accounts payable	$428.5	$227.3
	Employee benefits and compensation	30.9	40.4
	Other accrued expenses	45.0	36.0
	Income taxes payable	24.0	25.3
	Current maturities of long-term debt	37.1	37.1
	Current liabilities of discontinued operations	6.5	6.5
	Total current liabilities	572.0	372.6

	Non-current liabilities
	Long-term debt	469.7	479.0
	Deferred tax liabilities	44.1	42.1
	Other liabilities	7.0	8.4
	Total non-current liabilities	520.8	529.5

	Commitments and contingencies (Note 11)	—	—

	Stockholders’ equity
	Preferred stock, $0.01 par value:
	Authorized shares: 50,000,000	—	—
	Issued shares: none
	Common stock, $0.01 par value:
	Authorized shares: 500,000,000
	Issued shares: 94,868,104 (2005 and 2004)	1.0	1.0
	Additional paid-in capital	669.9	675.1
	Retained earnings	410.3	382.2
	Unearned compensation	(3.6)	(3.1)
	Treasury stock, at cost:
Shares:	4,112,778 (2005)
	4,343,478 (2004)	(82.4)	(85.9)
	Accumulated other comprehensive income	41.2	42.1
	Total stockholders’ equity	1,036.4	1,011.4

	Total liabilities and stockholders’ equity	$2,129.2	$1,913.5

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2004	94.9	$1.0	$675.1	$382.2	$(3.1)	$(85.9)	$42.1	$1,011.4

Comprehensive income:								35.0
Net income				35.0
Other comprehensive income (loss), net of tax:
Foreign currency translation							(1.9)
Unrealized gain on interest rate swaps							1.0
Other comprehensive loss								(0.9)
Comprehensive income								34.1
Cash dividends paid to stockholders				(6.9)				(6.9)
Unearned compensation related to restricted stock units					(0.5)			(0.5)
Issuance of common stock under stock plans			(5.2)			12.0		6.8
Repurchase of common stock						(8.5)		(8.5)

Balance at March 31, 2005 (unaudited)	94.9	$1.0	$669.9	$410.3	$(3.6)	$(82.4)	$41.2	$1,036.4

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statements of Cash Flows

(In millions)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$35.0	$33.3
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Depreciation and amortization	9.2	9.2
Bad debt expense	1.8	1.2
Deferred income taxes	0.5	2.6
Compensation associated with equity programs	0.4	—
Other non-cash, net	1.1	0.5
	48.0	46.8
Changes in operating assets and liabilities:
Finance receivables	(49.1)	(52.6)
Trade receivables and other assets	(125.7)	(139.7)
Accounts payable and accrued expenses	118.7	159.1
Net cash (used by) provided by operating activities	(8.1)	13.6

Investing activities
Purchases of property and equipment	(13.7)	(1.2)
Purchase of intangibles	(6.3)	(0.1)
Proceeds from the sale of property and equipment	0.1	—
Net cash used by investing activities	(19.9)	(1.3)

Financing activities
Net increase in book overdrafts	75.4	84.4
Net increase in lines of credit	—	95.4
Payments on long-term debt	(9.3)	(86.8)
Issuance of common stock under stock plans	5.9	—
Dividends paid to ALLETE	—	(17.5)
Dividends paid to stockholders	(6.9)	—
Repurchase of common stock	(4.7)	—
Net cash provided by financing activities	60.4	75.5

Effect of exchange rate changes on cash	(0.2)	(0.5)

Net increase in cash and cash equivalents	32.2	87.3
Cash and cash equivalents at beginning of period	309.4	116.1
Cash and cash equivalents at end of period	$341.6	$203.4

Non-cash activities
Capital contributions from ALLETE	$—	$1.2

See notes to consolidated financial statements

ADESA, Inc.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results from interim periods are not necessarily indicative of results that may be expected for the year as a whole.  In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the Company’s financial results for the periods presented.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from these estimates.  A listing of the Company’s critical accounting estimates is described in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K (Commission file number 001-32198) filed with the Securities and Exchange Commission (“SEC”).  As used herein, the terms “the Company” and “ADESA” shall mean ADESA, Inc. and its consolidated subsidiaries.  The term “ALLETE” shall mean ADESA’s former parent, ALLETE, Inc. and its consolidated subsidiaries.

ADESA is the second largest used vehicle auction network in North America, based upon the number of used vehicles passing through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. Through its wholly owned subsidiary Automotive Finance Corporation (“AFC”), the Company also provides short-term inventory-secured financing, known as floorplan financing, to primarily used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Note 2 – New Accounting Standards

ADESA discloses pro forma net income and earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 123 Accounting for Stock-Based Compensation and 148 Accounting for Stock-Based Compensation—Transition and Disclosure.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), Share-Based Payment.  This statement revises SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires that the cost of employees services received in exchange for an award of equity instruments be recognized in the income statement.  Compensation cost will be measured based on the grant-date fair value of the equity instruments issued.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which offers guidance on SFAS 123(R).  SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive.  Key topics of SAB 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS 123(R) and disclosure considerations, among other topics.

On April 14, 2005, the SEC approved a new rule for public companies that delayed the effective date of SFAS 123(R) to annual, rather than interim, periods that begin after June 15, 2005.  As such, the Company will adopt SFAS 123(R) on January 1, 2006.  Once adopted, the Company will be required to record compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model used under SFAS 123 for pro forma disclosures.  The Company expects to apply the prospective transition method of SFAS 123(R), which would allow the Company to prospectively record expense for the compensation costs related to the portion of outstanding unvested awards at January 1, 2006, without restating any prior periods.  The Company is currently considering the financial accounting and income tax implications of SFAS 123(R) and SAB 107.

On March 9, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have an exercise price of $24.  The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA’s initial public offering (“IPO”) in June 2004.  As a result, options to purchase approximately 2.9 million shares of the Company’s common stock became exercisable immediately.  The options awarded in conjunction with the IPO to the Company’s named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007.  The options awarded to certain other executive officers and employees had different vesting terms.  One-third of the options awarded to the other executive officers and employees vested on December 31, 2004.  The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006.  All of these options expire in June 2010.  All other terms and conditions applicable to the outstanding stock option grants remain in effect.

The Company and its Board of Directors considered several factors in determining to accelerate the vesting of these options.  Primarily, the acceleration will enhance the comparability of the Company’s financial statements in prior and subsequent periods.  The options awarded to the executive officers were special, one-time grants in conjunction with the Company’s IPO.  As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the Company’s expected future grants.  The Company and Board also believe that the acceleration is in the best interest of the stockholders as it will reduce the Company’s reported stock option expense in future periods mitigating the impact SFAS 123(R) that will take effect in the first quarter of 2006.

As a result of the acceleration, the Company has disclosed incremental, pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in its first quarter 2005 pro forma disclosure.  The acceleration will result in reductions in the after tax pro forma stock-based employee compensation expense disclosed in the second, third and fourth quarters of $2.0 million, $1.1 million and $1.1 million.  The Company will not record any stock-based employee compensation expense in the consolidated statements of income associated with the acceleration of these options because the intrinsic value (excess of market price of common stock over the exercise price of option) of the options at the date of acceleration was not in excess of the original intrinsic value of the options.  The Company expects that the acceleration will reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income in conjunction with adopting SFAS 123(R) by approximately $4.8 million in 2006 and $1.2 million in 2007 on a pre-tax basis.

Note 3 – Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148.  The Company accounts for stock-based compensation under APB Opinion No. 25, and related interpretations, using the intrinsic value method.  Accordingly, the Company has not recognized compensation expense for employee stock options that have been granted.

On February 15, 2005, the Company granted options to purchase approximately 0.7 million shares of ADESA common stock, with an exercise price of $22.44 per share under the ADESA, Inc. 2004 Equity and Incentive Plan.  The options vest in equal increments at February 14, 2006, 2007, and 2008.  The options have a six year life.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock options.  The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model and the attribution method.  The Black-Scholes option-pricing model does not consider the non-traded nature of employee stock options, the lack of transferability or a vesting period.  If the model took these items into consideration, the resulting estimate for fair value of the stock options could be different.  These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors.

	Three Months Ended March 31,
(in millions except per share amounts)	2005	2004
Reported net income (1)	$35.0	$33.3
Deduct: total stock option employee compensation expense, net of tax	(9.9)	(0.1)
Pro forma net income	$25.1	$33.2

Earnings per share:
Basic—as reported	$0.39	$0.38
Basic—pro forma	$0.28	$0.38

Diluted—as reported	$0.38	$0.38
Diluted—pro forma	$0.28	$0.38

(1)     Reported amounts include expense associated with restricted stock units and performance share awards.

The expense noted above for employee stock options granted, determined under SFAS 123, was calculated using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2005	2004
Risk—free interest rate	3.6%	3.6%
Expected life-years	4	4
Expected volatility	41.0%	39.0%
Dividend growth rate	1.34%	1.25%

During the period ended March 31, 2005, the Company awarded approximately 40,500 restricted stock units (“RSUs”) under the Company’s 2004 Equity and Incentive Plan to employees representing approximately $0.9 million of unearned compensation at the grant date.  Under the Plan, certain executive officers receive an annual RSU grant equal to 25% of the bonus earned in the prior year.  The awards granted during the period ended March 31, 2005, included approximately 18,800 RSUs (which vest after three years) granted to these certain executive officers of the Company.  The vesting schedule for the remaining RSUs granted during the period ended March 31, 2005 range from one to three years from the date of grant.  Compensation expense related to RSU awards is recognized ratably over the vesting period.  Compensation expense for RSU awards totaled $0.4 million for the three months ended March 31, 2005.

Note 4 –Long-Term Debt

Long-term debt consists of the following (in millions):

	Interest Rate	Maturity	March 31, 2005	December 31, 2004

Term Loan A	LIBOR + 2.25%	06/21/2009	$148.7	$157.5
Term Loan B	LIBOR + 2.50%	06/21/2010	198.5	199.0
Atlanta capital lease obligation	5.0%	12/01/2013	34.5	34.5
Other, secured by property	6.0%	12/31/2005	0.1	0.1
Senior subordinated notes	7 5/8%	06/15/2012	125.0	125.0
Total debt			506.8	516.1
Less current portion of long-term debt			37.1	37.1
Long-term debt			$469.7	$479.0

Concurrent with the Company’s June 2004 initial public offering and notes offering, the Company entered into a $525 million senior secured credit facility with a syndicate of lenders, consisting of a $150 million revolving credit facility and two term loan facilities aggregating $375 million.  Except for AFC’s special purpose subsidiary, the credit facility is guaranteed by substantially all of the Company’s direct and indirect domestic subsidiaries and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65% of the equity interests in certain of the Company’s Canadian and Mexican subsidiaries.  The credit facility contains customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, pay dividends or make distributions to stockholders and make any prepayment or redemption with respect to the senior subordinated notes. The credit facility also contains financial covenants including a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.  The senior notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets.  At March 31, 2005, the Company is in compliance with the covenants contained in both the credit facility and senior notes.

Note 5 – Derivatives

The Company uses interest rate swap agreements to manage its exposure to interest rate movements and to reduce borrowing costs.  In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt.  Both interest rate swap agreements contain amortizing provisions and mature in December 2006.  The Company has designated its interest rate swap agreements as cash flow hedges.  At March 31, 2005, the fair value of the interest rate swap agreements is a $1.4 million gain which is recorded in “Other assets” on the consolidated balance sheet.  At December 31, 2004, the fair value of the interest rate swap agreements was a $0.2 million loss which was recorded in “Other liabilities” on the consolidated balance sheet.  Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”.  Unrealized gains on interest rate swap agreements at March 31, 2005, totaling $0.9 million, net of taxes of $0.5 million, are included as a component of “Accumulated other comprehensive income”.  At December 31, 2004, there were unrealized losses on interest rate swap agreements totaling $0.1 million, net of taxes of $0.1 million, which were included as a component of “Accumulated other comprehensive income”.

Note 6 – Finance Receivables

AFC sells the majority of its US dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  The special purpose subsidiary, AFC Funding Corporation, was established for the purpose of purchasing AFC’s finance receivables.  AFC and AFC Funding Corporation amended their securitization agreement on October 14, 2004, to extend the expiration date to January 2006.  This agreement is subject to annual renewal and allows for the revolving sale by the subsidiary to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity.  AFC Funding Corporation had $425 million of committed liquidity at March 31, 2005.  Receivables sold to the bank conduit facility are not reported on the Company’s consolidated balance sheet.

At March 31, 2005, AFC managed total finance receivables of $657.8 million, of which $574.7 million had been sold to AFC Funding Corporation.  AFC Funding sold $385.8 million of these finance receivables to the bank conduit facility with recourse to AFC Funding Corporation at March 31, 2005, leaving $272.0 million of gross finance receivables recorded on the Company’s consolidated balance sheet at March 31, 2005.

Receivables under management, sold, and retained were as follows (in millions):

Finance Receivables	March 31, 2005	December 31, 2004

Total receivables managed	$657.8	$582.7
Less: amounts sold	(385.8)	(359.8)
Receivables retained	272.0	222.9
Less: allowance for losses	(5.4)	(4.3)
Net finance receivables	$266.6	$218.6

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers.  AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio.  The securitization agreement also incorporates the financial covenants of ADESA’s credit facility.  At March 31, 2005 the Company was in compliance with the covenants contained in the securitization agreement.

Note 7 – Earnings Per Share

The following table sets forth the computation of earnings per share (in millions except per share amounts):

	Three Months Ended March 31,
	2005	2004

Net income	$35.0	$33.3

Weighted average common shares outstanding	90.69	88.60
Effect of dilutive stock options and restricted stock awards	0.50	—
Weighted average common shares outstanding and assumed conversions	91.19	88.60

Earnings per share—basic	$0.39	$0.38

Earnings per share—diluted	$0.38	$0.38

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period.  Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company’s stock-based employee compensation programs.  Total options outstanding at March 31, 2005, were approximately 4.8 million.  There were no options outstanding at March 31, 2004.  Stock options with an exercise price per share greater than the average market price per share were excluded in the calculation of diluted earnings per share for all periods presented as including these options would have an anti-dilutive impact.  Approximately 3.7 million options were excluded from diluted earnings per share for the three months ended March 31, 2005.

During the three months ended March 31, 2005, the Company repurchased approximately 0.4 million shares of ADESA common stock at an aggregate cost of $8.5 million.  The shares repurchased during the first quarter of 2005 included approximately 0.3 million shares at an aggregate cost of $7.5 million repurchased pursuant to the previously approved $130 million share repurchase program.  In addition to purchases pursuant to the program approved in August 2004, the share activity for the three months ended March 31, 2005, reflects shares withheld during the first quarter of 2004 to satisfy tax withholding obligations in connection with the vesting of restricted stock units and performance share awards during the quarter.  On May 12, 2005, the Company completed its $130 million share repurchase program. The Company repurchased a cumulative total of 6.2 million shares at a weighted average price of $20.83 and an aggregate cost of $128.9 million pursuant to the program.

ADESA’s initial public offering of 6,250,000 shares of common stock was declared effective by the SEC in June 2004.  Assuming the issuance of the 6,250,000 shares had occurred at the beginning of 2004, weighted average common shares outstanding for the three months ended March 31, 2004 would have totaled approximately 93.81 million shares resulting in diluted earnings per share of $0.35 for the three months ended March 31, 2004.

Note 8 – Comprehensive Income

Comprehensive income is comprised of net income adjusted for changes in foreign currency translation and unrealized gains or losses on interest rate swap contracts designated and qualifying as cash flow hedges.  For the first quarter 2005 and 2004, comprehensive income was $34.1 million and $30.9 million.  The changes in comprehensive income are primarily due to changes in net income and volatility in the Canadian currency.

Note 9 – Segment Information

The Company operates in two business segments: auction and related services and dealer financing. These reportable segments offer different services and have fundamental differences in their operations.  The holding company is maintained separately from the two reportable segments and includes expenses associated with being a public company, such as salaries, benefits, travel costs for the corporate management team, Board of Directors’ fees, investor relations costs, incremental insurance, treasury, legal, accounting, and risk management costs.  Holding company interest includes the interest incurred on the corporate debt structure.  The majority of costs incurred at the holding company are not allocated to the two business segments.

Financial information regarding the Company’s two reportable segments is set forth below (in millions):

Three Months Ended March 31, 2005	Auction and Related Services	Dealer Financing	Holding Company	Consolidated

Operating revenues	$215.0	$29.0	$—	$244.0

Operating expenses
Cost of services	109.2	6.0	—	115.2
Selling, general and administrative	45.5	4.9	5.1	55.5
Depreciation and amortization	8.0	1.1	0.1	9.2
Total operating expenses	162.7	12.0	5.2	179.9

Operating profit (loss)	52.3	17.0	(5.2)	64.1

Interest expense	1.3	—	6.8	8.1
Other income, net	(0.6)	—	(0.9)	(1.5)

Income (loss) before income taxes	51.6	17.0	(11.1)	57.5

Income taxes	20.3	6.5	(4.3)	22.5

Net income (loss)	$31.3	$10.5	$(6.8)	$35.0

Assets	$1,402.4	$345.9	$380.9	$2,129.2

Three Months Ended March 31, 2004

Operating revenues	$218.4	$28.9	$—	$247.3

Operating expenses
Cost of services	115.5	5.3	—	120.8
Selling, general and administrative	50.0	5.8	3.4	59.2
Depreciation and amortization	8.1	1.1	—	9.2
Total operating expenses	173.6	12.2	3.4	189.2

Operating profit (loss)	44.8	16.7	(3.4)	58.1

Interest expense	4.0	—	—	4.0
Other income, net	(0.8)	—	—	(0.8)

Income (loss) before income taxes	41.6	16.7	(3.4)	54.9

Income taxes	16.2	6.7	(1.3)	21.6

Net income (loss)	$25.4	$10.0	$(2.1)	$33.3

Assets	$1,578.2	$345.6	$—	$1,923.8

Note 10 – Dividends

On April 27, 2005, the Company’s Board of Directors declared a second quarter dividend of $0.075 per common share payable June 15, 2005, to stockholders of record on May 20, 2005.  In the first quarter of 2004, the Company paid dividends totaling $17.5 million to its former parent, ALLETE.  Cash dividends declared per share excludes dividends declared and paid to ALLETE prior to ADESA becoming an independent public company.

Note 11 – Commitments and Contingencies

The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries, property damage, handling or disposal of vehicles, environmental laws and regulations, and other litigation incidental to the business such as employment matters and dealer disputes.  Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies.  The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Management regularly evaluates current information available to determine whether accrual amounts should be adjusted.  Accruals for contingencies including litigation and environmental matters are included in “Other accrued expenses” and “Other liabilities” at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties.  These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available.  If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company’s operating results in that period.  Legal fees are expensed as incurred.

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities.  Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $3.5 million and $4.8 million at March 31, 2005 and December 31, 2004.  No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

The Company stores a significant number of vehicles owned by various customers and consigned to the Company to be auctioned.  The Company is contingently liable for each consigned vehicle until the eventual sale or other disposition; however, the Company is generally not liable for damage related to severe weather conditions, natural disasters or other factors outside of the Company’s control.  Loss is possible; however, at this time management cannot estimate a range of loss that could occur.  Individual stop loss and aggregate insurance coverage is maintained on the consigned vehicles.  These vehicles are consigned to the Company and are not included in the consolidated balance sheets.

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

As noted above, the Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries, property damage, handling or disposal of vehicles, environmental laws and regulations, and other litigation incidental to the business such as employment matters and dealer disputes.  Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the financial condition, results of operations or cash flows.  Legal and regulatory proceedings which could be material are discussed in the description of legal proceedings in Part II, Item 1 (“Legal Proceedings”) of this report.

Note 12 – Subsequent Event

On May 3, 2005, the Company completed the purchase of certain of the assets of ABC Washington Dulles, LLC to gain access to the Washington, D.C. auction market.  The assets include a state-of-the-art 83-acre leased auction facility located in Sterling, Virginia which commenced operations in 2001 offering six auction lanes and reconditioning facilities, the related operating equipment and all customer contracts related to the auction.  In addition, the Company assumed operating lease obligations related to the facility approximating $1.9 million per year through 2025.  The Company did not assume any other liabilities or indebtedness in connection with the acquisition.  This acquisition, effective May 3, 2005, is an asset purchase and will be accounted for in the Company’s second quarter ending June 30, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks, trends, and uncertainties.  In particular, statements made in this report that are not historical facts (including but not limited to expectations, estimates, assumptions and projections regarding the industry, business, future operating results, and anticipated cash requirements) may be forward-looking statements.  Actual results could differ materially from the results projected, expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Factors that May Affect Future Results” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 29, 2005.  Some of these factors include: general business conditions; market trends; competition; weather; vehicle production; trends in new and used vehicle sales; business development activities, including acquisitions; economic conditions including exchange rate and interest rate fluctuations; litigation developments and other risks described from time to time in ADESA’s filings with the Securities and Exchange Commission (“SEC”) including the Quarterly Reports on Form 10-Q to be filed by ADESA in 2005.  Many of these risk factors are outside of ADESA’s control, and as such, they involve risks which are not currently known to ADESA that could cause actual results to differ materially from those discussed or implied herein.  The forward-looking statements in this document are made as of the date hereof and ADESA does not undertake to update its forward-looking statements.

The Company’s future growth depends on a variety of factors, including its ability to increase volume, acquire additional auctions, manage expansion, control costs in its operations, introduce modest fee increases and new services, consolidate future auction acquisitions into existing operations and retain its executive officers and key employees.  In addition, the Company’s indebtedness will require it to use a portion of its operating cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion and ongoing capital expenditures.  Accordingly, the Company cannot predict whether its growth strategy will be successful.  The Company cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on its auction business.

The interim financial statements included in this Quarterly Report on Form 10-Q and the following discussion and analysis should be read in conjunction with the historical financial statements, related notes thereto, and other financial information included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for the three years ended December 31, 2004.

Executive Overview

In the first quarter of 2005, ADESA generated growth in earnings despite the constraints in institutional vehicle supply.  The continued decline in off-lease and repossessed volumes contributed to a 5% decrease in vehicles sold at ADESA auctions.  The operating results achieved in the first quarter of 2005 demonstrated the Company’s flexible cost structure which management was able to utilize to control costs.  ADESA achieved operating profit growth in both business segments, increased first quarter 2005 loan transactions over 6%, repurchased over 0.3 million shares of its common stock and paid a quarterly dividend.  Acceptance of the Company’s real-time interactive Internet bidding system, LiveBlockTM, continues as both the number of LiveBlock dealers and auctions expanded.  In addition, the Company announced several management realignment changes to better position itself for the future and to take advantage of synergies across its business lines.  The Company strengthened its management team with the promotions of Bradley S. Todd to Chief Operating Officer of ADESA Corporation, LLC and Paul J. Lips to Senior Vice President of Operations for ADESA Corporation, LLC.  Jonathon Peisner was also appointed Vice President of Investor Relations and Planning.  The Company also announced the departure of James Hallett, Executive Vice President of ADESA, Inc., and President of ADESA, Corp., LLC. The departure was effective May 6, 2005.  On May 3, 2005, the Company announced that it has entered the Washington, D.C. auction market via the acquisition of ABC Washington Dulles, LLC, an 83 acre state-of-the-art leased facility located in Sterling, Virginia.

For the three months ended March 31, 2005, the Company reported revenue of $244.0 million and net income of $35.0 million or $0.38 per diluted share, compared with revenue of $247.3 million and net income of $33.3 million or $0.38 per diluted share for the three months ended March 31, 2004.  Cash used by operations was $8.1 million for the three months ended March 31, 2005, compared with cash flows generated from operations of $13.6 million for the three months ended March 31, 2004.  The Company incurred various charges and incremental expenses in 2004 and 2005 related to its initial public offering and subsequent separation from ALLETE that affect the comparability of its reported results of operations.  The impact of these transactions on net income is as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Non-recurring item:
Transaction-related expense *	$—	$1.2
Incremental expenses
Corporate expenses *	2.9	—
Interest expense *	4.1	—
	7.0	—

Tax benefit of above items	(2.7)	(0.4)

Decrease to net income	$4.3	$0.8

* The non-recurring transaction-related expense in 2004 consisted primarily of legal and professional fees associated with the Company’s initial public offering and separation from ALLETE.  Incremental corporate expenses for 2005 consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company, while incremental interest expense is the result of the Company’s recapitalization and transition to an independent public company.

Critical Accounting Estimates

In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex.  Consequently, actual results could differ from those estimates.  Accounting measurements that management believes are most critical to the reported results of operations and financial condition of the Company include: uncollectible receivables and allowance for credit losses and doubtful accounts, impairment of goodwill and long-lived assets, self-insurance programs, legal proceedings and other loss contingencies, and income taxes.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of ADESA’s Board of Directors.  In addition to the critical accounting estimates, there are other items used in the preparation of ADESA’s consolidated financial statements that require estimation, but are not deemed critical based on the above criteria.  Changes in estimates used in these and other items could have a material impact on ADESA’s financial statements.

ADESA continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements.  In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable.  The Company’s critical accounting estimates are discussed in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.  In addition, ADESA’s most significant accounting polices are discussed in Note 3 and elsewhere in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, which includes audited financial statements for the three years ended December 31, 2004.

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

Results of Operations

The following table sets forth operations data for the periods indicated:

	Three Months Ended March 31,		Change
Operations Data:	2005	2004	$	%
Auction and related services revenue
US revenue	$171.0	$175.0
Canadian revenue	44.0	43.4
Dealer financing revenue
US revenue	27.2	27.3
Canadian revenue	1.8	1.6
Total revenue	244.0	247.3	(3.3)	(1)%
Cost of services	115.2	120.8	(5.6)	(5)%
Selling, general and administrative	55.5	59.2	(3.7)	(6)%
Depreciation and amortization	9.2	9.2	—	—
Operating profit	64.1	58.1	6.0	10%
Net income	$35.0	$33.3	$1.7	5%

The following table sets forth operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
Operations Data:	2005	2004
Auction and related services revenue	88.1%	88.3%
Dealer financing revenue	11.9%	11.7%
Total revenue	100.0%	100.0%
Cost of services	47.2%	48.8%
Selling, general and administrative	22.7%	24.0%
Depreciation and amortization	3.8%	3.7%
Operating profit	26.3%	23.5%

The Company’s revenue is derived from auction fees and related services at its auction facilities and dealer financing services at AFC.  AFC’s net revenue consists of interest and fee income and gain on sale of finance receivables less provisions for credit losses.  This net presentation of AFC’s revenues is customary for finance companies.  Operating expenses for the Company consist of cost of services, selling, general and administrative expenses and depreciation and amortization.  Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities and maintenance.  Selling, general and administrative expenses are composed of indirect payroll and related costs, sales and marketing, information technology services and professional fees.

Three Months Ended March 31, 2005

Operating Revenue

Auction and Related Services

	Three Months Ended March 31,
(In millions except volumes and per vehicle amounts)	2005	2004	% Change

Auction and related services revenue	$215.0	$218.4	(2)%
Vehicles sold
Used	459,958	481,318	(4)%
Salvage	54,488	57,448	(5)%
Total vehicles sold	514,446	538,766	(5)%

Used vehicle conversion percentage	69.1%	68.4%
Revenue per vehicle sold	$418	$406	3%

Revenue for auction and related services decreased $3.4 million, or 2%, to $215.0 million for the quarter ended March 31, 2005, compared with $218.4 million for the quarter ended March 31, 2004.  This decline in revenue was a result of a 5% decrease in total auction vehicles sold offset by a 3% increase in revenue per vehicle sold which includes the favorable impact of fluctuations in the Canadian exchange rate during the quarter.

The total number of vehicles sold decreased 5% in the first quarter of 2005 compared with the first quarter of 2004 resulting in a decrease in auction and related services revenue of approximately $9.8 million compared with the three months ended March 31, 2004.  The anticipated industry-wide decline in off-lease vehicles and declines in repossessed vehicle volumes available for sale at auctions continued during the quarter.  Despite this decline in institutional vehicles available for sale, selective increases in fees and increased penetration of e-business services and vehicle inspection services offset the decrease in demand for other ancillary services from institutional sellers in the quarter, thereby increasing revenue per vehicle sold. The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, increased to 69.1% in the first quarter of 2005 from 68.4% in first quarter of 2004 driven by short supply of institutional vehicles available for sale combined with strong demand for used vehicles.

Revenue per vehicle sold increased $12, or 3%, for the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004.  The 3% increase in revenue per vehicle sold resulted in increased auction and related services revenue of approximately $6.4 million including fluctuations in the Canadian exchange rate which positively impacted revenue by approximately $3.1 million for the quarter ended March 31, 2005, compared with the quarter ended March 31, 2004.  The increase in revenue per vehicle sold is attributable to the effect of changes in the Canadian currency and selected pricing actions, as well as the Company’s increased penetration rate for e-business services and vehicle inspections services.

Dealer Financing

	Three Months Ended March 31,
(In millions except volumes and per loan amounts)	2005	2004	% Change
Dealer financing revenue
Gain on sale of finance receivables	$15.6	$15.9
Interest and fee income	14.6	13.2
Other revenue	0.2	0.5
Provision for credit losses	(1.4)	(0.7)
Total dealer financing revenue	$29.0	$28.9	<1%

Loan transactions	278,977	263,046	6%
Revenue per loan transaction	$104	$110	(6)%

Dealer financing revenue increased slightly to $29.0 million for the quarter ended March 31, 2005, compared to $28.9 million for the quarter ended March 31, 2004.  The increase in dealer financing revenue was driven by a 6% increase in the number of loan transactions for the first quarter of 2005 compared with the first quarter of 2004 partially offset by a $6 decrease in revenue per loan transaction.  Increases in loan transactions were a result of an increase in the number of active dealers combined with an increase in floorplan utilization by the existing dealer base.

Revenue per loan transaction decreased $6 due to an increase in both the provision for credit losses and allowance for credit losses related to loans sold resulting from an increase in the size of the loan portfolio.  As AFC’s loan portfolio increases, the provision for credit losses and accrual for estimated losses on loans sold also increase.  These increases are based on AFC’s historical loss development factors.

AFC has been notified that it will be required to relocate loan production offices from on-site locations at six of its non-ADESA auctions.  There is a potential new competitor in the floorplan financing business, and this competitor could move on-site at these non-ADESA locations.  AFC expects to aggressively compete to service its customers in these markets through off-site offices in close proximity to the auctions, as it currently does at twenty-six of its locations.  However, the Company cannot predict what, if any, impact this may have on the Company’s results of operations.

Cost of Services

Cost of services (excluding depreciation and amortization) decreased $5.6 million, or 5%, for the three months ended March 31, 2005, compared with the three months ended March 31, 2004.  The decrease in vehicles sold during the first quarter of 2005 reduced cost of services by approximately $5.2 million compared with the first quarter of 2004.  In addition, the impact of the used vehicle market mix shift toward more dealer vehicles (fewer ancillary services are utilized by dealers), higher average used vehicle conversion rates and lower labor and benefits (primarily medical and incentive compensation), favorably impacted cost of services by approximately $2.5 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.  These favorable impacts on cost of services, as compared with the quarter ended March 31, 2004, were partially offset by the impact of fluctuations in the Canadian exchange rate, which increased cost of services by approximately $1.4 million and an increase in cost of services for the dealer financing segment of $0.7 million as a result of increasing loan transaction volumes and opening four new branches since the first quarter of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.7 million, or 6%, for the quarter ended March 31, 2005, compared with the quarter ended March 31, 2004, primarily due to lower benefits (primarily medical and incentive compensation) as well as fewer equipment rentals as the Company has increased its capital spending.  In addition, the first quarter of 2004 included $1.2 million of non-recurring transaction costs (primarily legal fees) associated with the Company’s initial public offering.  Selling, general and administrative expenses for the first quarter of 2005 included approximately $2.9 million of incremental corporate expenses to support ADESA as an independent public company.  Incremental corporate expenses consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company.

Depreciation and Amortization

Depreciation and amortization totaled $9.2 million for the three months ended March 31, 2005, and was consistent with $9.2 million reported for the three months ended March 31, 2004.

Operating Profit

Operating profit increased $6.0 million, or 10%, for the three months ended March 31, 2005, compared with the three months ended March 31, 2004 primarily as a result of decreased operating expenses.  As a percentage of revenue, operating profit increased to 26.3% in the first quarter of 2005 compared with 23.5% in the first quarter of 2004.  The mix shift from institutional to dealer vehicles combined with higher average used vehicle conversion rates and lower labor and benefit costs contributed to the improvement in operating profit margin.  The improvement in operating profit also reflects management’s focus in reducing direct costs at the auction sites to match volumes.

Interest Expense

Interest expense increased $4.1 million, or 103%, for the quarter ended March 31, 2005, compared with the quarter ended March 31, 2004, as the Company is carrying additional debt related to its recapitalization.

Provision for Income Taxes

The effective income tax rate on income from continuing operations was 39.1% for the quarter ended March 31, 2005, a slight decrease from the effective rate of 39.3% for the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the strongest indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its new credit facility.

(Dollars in millions)	March 31, 2005	December 31, 2004

Cash and cash equivalents	$336.7	$304.5
Restricted cash	$4.9	$4.9
Working capital	$365.6	$358.2
Amounts available under credit facility	$137.3	$139.0
Current ratio	1.6:1	2.0:1

Working Capital

A substantial amount of the Company’s working capital is generated internally from payments for services provided.  In addition, ADESA has a $150 million revolving line of credit from which no amounts were drawn as of March 31, 2005.  There were outstanding letters of credit totaling approximately $12.7 million at March 31, 2005, which reduce the available borrowings under the credit facility.  The Company’s Canadian operations have additional letters of credit outstanding totaling $2.4 million at March 31, 2005, which do not impact available borrowings under the credit facility.  The credit facility contains certain financial covenants including a covenant requiring ADESA to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0.  These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes.  At March 31, 2005, the Company was in compliance with the covenants contained in the credit facility.  The Company expects that cash on hand together with cash generated from operations and amounts available under its credit facility will allow ADESA to meet its current working capital needs and those of its subsidiaries.

The majority of the Company’s working capital needs are short-term in nature, usually less than a week in duration.  Due to the decentralized nature of the business, payments for services are received at each auction and loan production office and are deposited locally.  Most of the financial institutions place a temporary hold on the availability of the funds deposited that can range anywhere from one to five business days, resulting in cash in the Company’s accounts and on its balance sheet that is unavailable for use until it is made available by the various financial institutions.  Over the years, the Company has increased the amount of funds that are available for immediate use and is actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers.  There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities.  Because the majority of these outstanding checks for operations in the US are drawn upon bank accounts at financial institutions other than the financial institutions that hold the unavailable cash, the Company cannot offset the cash and the outstanding checks on its balance sheet.

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

	Three Months Ended March 31,
(In millions)	2005	2004	Change
Net cash provided by (used by):
Operating activities	$(8.1)	$13.6	$(21.7)
Investing activities	(19.9)	(1.3)	(18.6)
Financing activities	60.4	75.5	(15.1)
Effect of exchange rate on cash	(0.2)	(0.5)	0.3
Net increase in cash and cash equivalents	$32.2	$87.3	$(55.1)

Cash used by operating activities was $8.1 million for the quarter ended March 31, 2005, compared with cash provided by operating activities of $13.6 million for the quarter ended March 31, 2004.  The primary reason for the decrease in cash flow from operations was the change in operating assets and liabilities.  Operating cash flow was unfavorably impacted by a $40.4 million decrease in accounts payable and accrued expenses, including $16.0 million increase in cash paid for income taxes in the three months ended March 31, 2005, partially offset by an increase in finance and trade receivables totaling $17.5 million.  Historically, the Company made the majority of its tax payments to its former parent, ALLETE, in December rather than the first quarter.

Net cash used for investing activities was $19.9 million for the three months ended March 31, 2005, compared with net cash used by investing activities of $1.3 million for the three months ended March 31, 2004.  This change was principally due to an increase in capital expenditures of $18.7 million.  For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Cash provided by financing activities was $60.4 million for the quarter ended March 31, 2005, compared with $75.5 million for the quarter ended March 31, 2004.  The change is representative of a combination of items including cash used for the repurchase of common stock of $4.7 million, dividend payments to stockholders of $6.9 million, a net increase in debt payments and increased borrowings under the ALLETE line of credit totaling $17.9 million, and a decrease in book overdrafts of $9.0 million.  These financing activity decreases were offset by proceeds from the issuance of common stock under stock plans of $5.9 million and the absence of dividend payments to ALLETE in the first quarter of 2005, representing a $17.5 million increase in financing activities.

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

While the Company believes that EBITDA is an important financial measure, it is not presented as an alternative to cash flow, income from continuing operations or net income as indicators of liquidity or operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”).  This measure may not be comparable to similarly titled measures reported by other companies.

The following table reconciles EBITDA to net income:

	Three Months Ended March 31,
EBITDA (In millions)	2005	2004
Net income	$35.0	$33.3
Add back:
Income tax expense	22.5	21.6
Interest expense	8.1	4.0
Depreciation and amortization	9.2	9.2
EBITDA	$74.8	$68.1

EBITDA for the three months ended March 31, 2005 reflects incremental corporate expenses of $2.9 million ($1.8 million after tax or $0.02 per share).

A reconciliation of net cash provided by operating activities, another comparable GAAP measure, to EBITDA for each of the periods indicated is presented below.

	Three Months Ended March 31,
EBITDA (In millions)	2005	2004
Net cash provided by (used by) operating activities	$(8.1)	$13.6
Changes in operating assets and liabilities	56.1	33.2
Bad debt expense	(1.8)	(1.2)
Interest expense	8.1	4.0
Income tax expense	22.5	21.6
Deferred income tax	(0.5)	(2.6)
Compensation associated with equity programs	(0.4)	—
Other non-cash	(1.1)	(0.5)
EBITDA	$74.8	$68.1

Capital Expenditures

Capital expenditures for the three months ended March 31, 2005 and the year ended December 31, 2004 were $20.0 million and $31.2 million, and were funded primarily from internally generated funds.  Planned capital expenditures for the remainder of 2005 are expected to total between $30 million and $40 million.  Anticipated expenditures are primarily attributable to expansions and ongoing improvements at existing vehicle auction facilities and improvements in information technology systems.  Future capital expenditures could vary substantially if the Company is required to undertake corrective action or incur environmental costs in connection with any outstanding or future liabilities.  ADESA may also pursue expansion opportunities, including the acquisition of other companies.

Off-Balance Sheet Arrangements

AFC sells the majority of its US dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  The special purpose subsidiary, AFC Funding Corporation, was established for the purpose of purchasing AFC’s finance receivables.  AFC and AFC Funding Corporation amended their securitization agreement on October 14, 2004, to extend the expiration date to January 2006.  This agreement is subject to annual renewal and allows for the revolving sale by the subsidiary to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity.  AFC Funding Corporation had $425 million of committed liquidity at March 31, 2005.  Receivables sold to the bank conduit facility are not reported on the Company’s consolidated balance sheet.

At March 31, 2005, AFC managed total finance receivables of $657.8 million, of which $574.7 million had been sold to AFC Funding Corporation.  AFC Funding Corporation then in turn sold loans, with recourse to AFC Funding Corporation, of $385.8 million to the bank conduit facility at March 31, 2005, leaving $272.0 million of gross finance receivables recorded on the Company’s consolidated balance sheet at March 31, 2005.

Receivables under management, sold, and retained were as follows (in millions):

Finance Receivables	March 31, 2005	December 31, 2004

Total receivables managed	$657.8	$582.7
Less: amounts sold	(385.8)	(359.8)
Receivables retained	272.0	222.9
Less: allowance for losses	(5.4)	(4.3)
Net finance receivables	$266.6	$218.6

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers.  AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio.  The securitization agreement also incorporates the financial covenants of ADESA’s credit facility.  At March 31, 2005, the Company was in compliance with the covenants contained in the securitization agreement.

New Accounting Standards

ADESA discloses pro forma net income and earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 123 Accounting for Stock-Based Compensation and 148 Accounting for Stock-Based Compensation—Transition and Disclosure.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), Share-Based Payment.  This statement revises SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires that the cost of employees services received in exchange for an award of equity instruments be recognized in the income statement.  Compensation cost will be measured based on the grant-date fair value of the equity instruments issued.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which offers guidance on SFAS 123(R).  SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive.  Key topics of SAB 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS 123(R) and disclosure considerations, among other topics.

On April 14, 2005, the SEC approved a new rule for public companies that delayed the effective date of SFAS 123(R) to annual, rather than interim, periods that begin after June 15, 2005.  As such, the Company will adopt SFAS 123(R) on January 1, 2006.  Once adopted, the Company will be required to record compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model used under SFAS 123 for pro forma disclosures.  The Company expects to apply the prospective transition method of SFAS 123(R), which would allow the Company to prospectively record expense for the compensation costs related to the portion of outstanding unvested awards at January 1, 2006, without restating any prior periods.  The Company is currently considering the financial accounting and income tax implications of SFAS 123(R) and SAB 107.

On March 9, 2005, the Board of Directors of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have an exercise price of $24.  The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA’s initial public offering (“IPO”) in June 2004.  As a result, options to purchase approximately 2.9 million shares of the Company’s common stock became exercisable immediately.  The options awarded in conjunction with the IPO to the Company’s named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007.  The options awarded to certain other executive officers and employees had different vesting terms.  One-third of the options awarded to the other executive officers and employees vested on December 31, 2004.  The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006.  All of these options expire in June 2010.  All other terms and conditions applicable to the outstanding stock option grants remain in effect.

The Company and its Board of Directors considered several factors in determining to accelerate the vesting of these options.  Primarily, the acceleration will enhance the comparability of the Company’s financial statements in prior and subsequent periods.  The options awarded to the executive officers were special, one-time grants in conjunction with the Company’s IPO.  As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the Company’s expected future grants.  The Company and Board also believe that the acceleration is in the best interest of the stockholders as it will reduce the Company’s reported stock option expense in future periods mitigating the impact SFAS 123(R) that will take effect in the first quarter of 2006.

As a result of the acceleration, the Company has disclosed incremental, pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in its first quarter 2005 pro forma disclosure.  The acceleration will result in reductions in the after tax pro forma stock-based employee compensation expense disclosed in the second, third and fourth quarters of $2.0 million, $1.1 million and $1.1 million.  The Company will not record any stock-based employee compensation expense in the consolidated statements of income associated with the acceleration of these options because the intrinsic value (excess of market price of common stock over the exercise price of option) of the options at the date of acceleration was not in excess of the original intrinsic value of the options.  The Company expects that the acceleration will reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income in conjunction with adopting SFAS 123(R) by approximately $4.8 million in 2006 and $1.2 million in 2007 on a pre-tax basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans as well as from translation of the results of operations from the Company’s Canadian and, to a much lesser extent, Mexican subsidiaries.  However, fluctuations between US and non-US currency values may adversely affect the Company’s results of operations and financial position.  In addition, there are tax inefficiencies in repatriating cash flow from non-US subsidiaries.  To the extent such repatriation is necessary for ADESA to meet its debt service or other obligations, these tax inefficiencies may adversely affect ADESA. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates.  Canadian currency translation positively affected net income by approximately $0.5 million for the three months ended March 31, 2005.  Currency exposure of the Company’s Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings.  Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay.  In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt.  Both interest rate swap agreements contain amortizing provisions and mature in December 2006.  The Company has designated its interest rate swap agreements as cash flow hedges.  The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date.  At March 31, 2005, the fair value of the interest rate swap agreements is a $1.4 million gain which is recorded in “Other assets” on the consolidated balance sheet.  At December 31, 2004, the fair value of the interest rate swap agreements was a $0.2 million loss which was recorded in “Other liabilities” on the consolidated balance sheet.  In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”.  Unrealized gains on interest rate swap agreements at March 31, 2005, totaling $0.9 million, net of taxes of $0.5 million, are included as a component of “Accumulated other comprehensive income”.  At December 31, 2004, there were unrealized losses on interest rate swap agreements totaling $0.1 million, net of taxes of $0.1 million, which were included as a component of “Accumulated other comprehensive income”.  The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.  The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt.  A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term interest rates for the quarter ended March 31, 2005 would have resulted in an increase in interest expense of approximately $0.5 million.

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

ADESA conducted an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures” (“disclosure controls”) as of the end of the period covered by this Quarterly Report on Form 10-Q.  The controls evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act.

Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to ADESA’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected and reported.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ADESA’s CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.  There were no changes to the Company’s internal control over financial reporting during the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which the Company is involved are discussed in Note 19 to the consolidated financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Part I, Item 3 of the same Annual Report.  The following discussion is limited to certain recent developments concerning the Company’s Legal and regulatory proceedings and should be read in conjunction with those earlier Reports.  Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

ADESA Impact Taunton facility

As previously reported, in December 2003 the Massachusetts Department of Environmental Protection (MDEP) identified the Company as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage auction facility.

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

The Company has a remaining accrual of $0.5 million at March 31, 2005 with respect to the Taunton matter.  This amount is included in the $3.5 million liability accrued for environmental matters at March 31, 2005.

Related Party Matter

As previously reported, wholesale vehicle businesses owned by Sean Hallett, the son of James Hallett, a former Executive Vice President of ADESA, were in default with respect to three separate lines of credit with AFC and an outstanding loan through a related entity.  As of March 31, 2005, the total amount owed to AFC was $1.7 million.  The lines of credit totaling $0.4 million are secured with a perfected blanket security interest in the assets of the wholesale vehicle businesses.  The loan is cross-collateralized with one of the credit lines and is secured by certain unencumbered personal property valued between $0.3 million and $0.5 million.  Based on an assessment of recoverability, the Company recorded provisions for credit losses totaling $1.3 million.  AFC had net receivables from this individual’s wholesale vehicle business totaling $0.4 million at March 31, 2005 and December 31, 2004.

On March 4, 2005, AFC and Automotive Finance Canada, Inc. (the “AFC Entities”) met with Sean Hallett and his related companies (the “Hallett Entities”) in Toronto, Canada and participated in a mandatory mediation session in an unsuccessful effort to resolve the litigation.  The AFC Entities intend to continue to prosecute their claims against the Hallett Entities and the litigation is currently in discovery.

Auction Management Solutions, Inc.

On March 10, 2005, ADESA received notice that Auction Management Solutions, Inc. (“AMS”) has filed a lawsuit in U.S. District Court for the Northern District of Georgia, Atlanta Division (Civil Action No. 05 CV 0638), alleging infringement of U.S. Patent No. 6,813,612 (the “612 Patent”) which was issued November 2, 2004 and pertains to an audio/video system for streaming instantaneous and buffer free data to and from a live auction site. The AMS complaint has not been formally served. The Company is in the process of reviewing the 612 Patent and the Internet auction video and streaming audio software it licenses from a third party.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s share repurchase program has and may include open market transactions executed from time to time at prevailing market prices, as well as privately negotiated transactions, and will be structured to comply with, and be conducted under, Rule 10b-18 of the Securities Exchange Act of 1934 and other applicable regulations.  Future purchases will be made at such times and in such amounts as ADESA deems appropriate and may be discontinued at any time.  As of March 31, 2005, the Company had repurchased a cumulative total of 4.7 million shares at a weighted average price of $19.95 for an aggregate cost of $94.2 million.

The following table provides information about purchases by ADESA of its common shares during the quarter ended March 31, 2005 (in millions, except per share amounts):

ADESA Common Stock Repurchases (1)	Total Number of Shares Purchased (2)	Average Price per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 – January 31	—	—	—	$43.3
February 1 – February 28	0.1	$22.44	—	$43.3
March 1 – March 31	0.3	$22.74	0.3	$35.8
For the quarter ended March 31, 2005	0.4	$22.70	0.3	$35.8

(1)          On August 30, 2004, the Company’s Board of Directors approved a program to repurchase up to $130 million of the Company’s common stock.  The program expires September 23, 2005.

(2)          In addition to purchases pursuant to the program approved in August 2004, this column reflects shares repurchased in a private transaction during the first quarter of 2005 to satisfy tax withholding obligations in connection with the vesting of restricted stock units and performance share awards during the quarter.

Item 6.   Exhibits

(a)           Exhibits.  The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADESA, Inc.
(Registrant)

Date:	May 13, 2005	/s/ Cameron C. Hitchcock
Cameron C. Hitchcock
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 13, 2005	/s/ Scott A. Anderson
Scott A. Anderson
Controller
(Chief Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19	ADESA, Inc. 2005 Supplemental Executive Retirement Plan.*	10-K	001-32198	10.19	3/29/05
10.20	Acceleration of Stock Option Vesting*	10-K	001-32198	10.20	3/29/05
10.21	Executive Restricted Stock Unit Awards*	10-K	001-32198	10.21	3/29/05
10.22	Annual Management Incentive Plan Bonuses and Compensation*	10-K	001-32198	10.22	3/29/05
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of David G. Gartzke					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Cameron C. Hitchcock					X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of David G. Gartzke					X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Cameron C. Hitchcock					X

*        Management contract or compensation plan or arrangement