Form 10-Q
period 2005-06-30
ADESA INC
filed 2005-08-12
CIK 1281949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number 001-32198

ADESA, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	35-1842546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock outstanding as of August 9, 2005:

Class	Number of Shares Outstanding
Common	89,533,971

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

ADESA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenues
Auction and related services	$215.5	$202.6	$430.5	$421.0
Dealer financing	32.2	28.4	61.2	57.3
Total operating revenues	247.7	231.0	491.7	478.3
Operating expenses
Cost of services	115.8	110.8	231.0	231.6
Selling, general and administrative	56.7	53.6	112.2	112.8
Depreciation and amortization	10.0	8.9	19.2	18.1
Total operating expenses	182.5	173.3	362.4	362.5
Operating profit	65.2	57.7	129.3	115.8
Interest expense	8.5	4.7	16.6	8.7
Other income, net	(2.3)	(0.6)	(3.8)	(1.4)
Income from continuing operations before income taxes	59.0	53.6	116.5	108.5
Income taxes	23.0	21.0	45.5	42.6
Income from continuing operations	36.0	32.6	71.0	65.9
Loss from discontinued operations net of income taxes	(0.1)	(4.0)	(0.1)	(4.0)
Net income	$35.9	$28.6	$70.9	$61.9
Earnings per share—basic
Income from continuing operations	$0.40	$0.36	$0.79	$0.74
Loss from discontinued operations, net of income taxes	—	(0.04)	—	(0.05)
Net income	$0.40	$0.32	$0.79	$0.69
Earnings per share—diluted
Income from continuing operations	$0.40	$0.36	$0.78	$0.74
Loss from discontinued operations, net of income taxes	—	(0.04)	—	(0.05)
Net income	$0.40	$0.32	$0.78	$0.69
Dividends declared per common share (Note 12)	$0.075	$—	$0.15	$—

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$254.0	$309.4
Trade receivables, net of allowances of $6.7 (2005) and $7.5 (2004)	293.8	161.1
Finance receivables, net of allowances of $4.7 (2005) and $4.3 (2004)	283.1	218.6
Deferred income taxes	29.5	28.0
Other current assets	15.8	13.7
Total current assets	876.2	730.8
Other assets
Goodwill	525.3	514.6
Other intangible assets, net of accumulated amortization of $24.6 (2005) and $25.2 (2004)	38.5	31.6
Other assets	55.9	58.3
Total other assets	619.7	604.5
Property and equipment, net of accumulated depreciation of $142.9 (2005) and $130.2 (2004)	594.4	578.2
Total assets	$2,090.3	$1,913.5

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$409.9	$227.3
Employee benefits and compensation	32.4	40.4
Other accrued expenses	38.2	36.0
Income taxes payable	18.2	25.3
Current maturities of long-term debt	37.1	37.1
Current liabilities of discontinued operations	6.7	6.5
Total current liabilities	542.5	372.6
Non-current liabilities
Long-term debt	460.5	479.0
Deferred tax liabilities	45.8	42.1
Other liabilities	7.6	8.4
Total non-current liabilities	513.9	529.5
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value: Authorized shares: 50,000,000 Issued shares: none	—	—
Common stock, $0.01 par value: Authorized shares: 500,000,000 Issued shares: 94,868,104 (2005 and 2004)	1.0	1.0
Additional paid-in capital	670.8	675.1
Retained earnings	439.6	382.2
Unearned compensation	(3.3)	(3.1)
Treasury stock, at cost: Shares: 5,352,286 (2005) 4,343,478 (2004)	(112.3)	(85.9)
Accumulated other comprehensive income	38.1	42.1
Total stockholders’ equity	1,033.9	1,011.4
Total liabilities and stockholders’ equity	$2,090.3	$1,913.5

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions)

							Accumulated
	Common	Common	Additional				Other
	Stock	Stock	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Stock	Income (Loss)	Total
Balance at December 31, 2004	94.9	$1.0	$675.1	$382.2	$(3.1)	$(85.9)	$42.1	$1,011.4
Comprehensive income:
Net income				70.9				70.9
Other comprehensive income (loss), net of tax:
Foreign currency translation							(4.7)
Unrealized gain on interest rate swaps							0.7
Other comprehensive loss								(4.0)
Comprehensive income								66.9
Cash dividends paid to stockholders				(13.5)				(13.5)
Issuance of common stock under stock plans			(6.3)		(0.2)	17.0		10.5
Tax benefits from employee stock plans			2.0					2.0
Repurchase of common stock						(43.4)		(43.4)
Balance at June 30, 2005 (unaudited)	94.9	$1.0	$670.8	$439.6	$(3.3)	$(112.3)	$38.1	$1,033.9

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net income	$70.9	$61.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.2	18.1
Bad debt expense	1.1	1.5
Deferred income taxes	2.2	4.0
Compensation associated with equity programs	1.5	0.1
Other non-cash, net	1.2	(0.1)
	96.1	85.5
Changes in operating assets and liabilities:
Finance receivables	(64.4)	(31.9)
Trade receivables and other assets	(134.3)	(111.3)
Accounts payable and accrued expenses	117.3	140.7
Net cash provided by operating activities	14.7	83.0
Investing activities
Acquisition of businesses, net of cash acquired	(18.7)	—
Purchases of property, equipment and computer software	(36.7)	(5.7)
Purchase of other intangibles	(0.3)	—
Proceeds from the sale of property, equipment and computer software	0.1	10.1
Net cash (used by) provided by investing activities	(55.6)	4.4
Financing activities
Net increase in book overdrafts	52.6	31.2
Net decrease in lines of credit	—	(45.8)
Payments on long-term debt	(18.5)	(165.4)
Proceeds from long-term debt	—	400.0
Payments for debt issuance costs	—	(9.9)
Net proceeds from issuance of common stock	—	136.0
Issuance of common stock under stock plans	9.1	—
Dividends paid to ALLETE	—	(117.5)
Dividends paid to stockholders	(13.5)	—
Repurchase of common stock	(43.4)	—
Transfer to restricted cash	—	(152.4)
Net cash (used by) provided by financing activities	(13.7)	76.2
Effect of exchange rate changes on cash	(0.8)	(1.3)
Net (decrease) increase in cash and cash equivalents	(55.4)	162.3
Cash and cash equivalents at beginning of period	309.4	112.7
Cash and cash equivalents at end of period	$254.0	$275.0
Non-cash activities
Capital contributions from ALLETE	$—	$1.2

See notes to consolidated financial statements

ADESA, Inc.
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results from interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary (consisting of normal recurring accruals) for a fair statement of the Company’s financial results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A listing of the Company’s critical accounting estimates is described in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Note 2—New Accounting Standards

ADESA discloses pro forma net income and earnings per share in accordance with Statement of Financial Accounting Standard (“SFAS”) 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), Share-Based Payment. This statement revises SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost of employees services received in exchange for an award of equity instruments be recognized in the income statement. Compensation cost will be measured based on the grant-date fair value of the equity instruments issued. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist issuers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. Key topics of SAB 107 include discussion on the valuation models available to issuers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS 123(R) and disclosure considerations, among other topics.

On April 14, 2005, the SEC approved a new rule for public companies that delayed the effective date of SFAS 123(R) to annual, rather than interim, periods that begin after June 15, 2005. As such, the Company will adopt SFAS 123(R) on January 1, 2006. Once adopted, the Company will be required to record compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards.  The Company expects to apply the prospective transition method of SFAS 123(R), which would allow the Company to prospectively record expense for the compensation costs related to the portion of outstanding unvested awards at January 1, 2006, without restating any prior periods. The Company is currently considering the financial accounting and income tax implications of SFAS 123(R) and SAB 107.

Note 3—Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148. The Company accounts for stock-based compensation under APB Opinion No. 25, and related interpretations, using the intrinsic value method. Accordingly, the Company has not recognized compensation expense for employee stock options that have been granted.

On February 15, 2005 and April 26, 2005, the Company granted options to purchase approximately 0.7 million shares and approximately 0.1 million shares of ADESA common stock, with exercise prices of $22.44 per share and $24.00 per share, respectively, under the ADESA, Inc. 2004 Equity and Incentive Plan. The $22.44 options vest in equal increments at February 14, 2006, 2007 and 2008. The $24.00 options vested immediately upon grant. The options have a six year life.

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

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

the Company’s expected future grants. The Company and Board also believe that the acceleration is in the best interest of the stockholders as it will reduce the Company’s reported stock option expense in future periods mitigating the impact SFAS 123(R) that will take effect in the first quarter of 2006.

As a result of the acceleration, the Company disclosed incremental, pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in its first quarter 2005 pro forma disclosure. The acceleration also resulted in a $2.0 million reduction in the after-tax pro forma stock-based employee compensation expense disclosed in the second quarter of 2005. In addition, the acceleration will result in reductions in the after-tax pro forma stock-based employee compensation expense disclosed in the third and fourth quarters of 2005 of $1.1 million and $1.1 million. The Company did not record any stock-based employee compensation expense in the consolidated statements of income associated with the acceleration of these options because the intrinsic value (the excess of the market price of the common stock over the exercise price of option) of the options at the date of acceleration was not greater than of the original intrinsic value of the options. The Company expects that the acceleration will reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income in conjunction with adopting SFAS 123(R) by approximately $4.8 million in 2006 and $1.2 million in 2007 on a pre-tax basis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(in millions except per share data)
Reported net income	$35.9	$28.6	$70.9	$61.9
Add: stock-based employee compensation included in reported net income, net of tax (1)	0.5	0.2	0.7	0.4
Deduct: total stock-based employee compensation expense, net of tax	(1.3)	(0.6)	(11.4)	(0.9)
Pro forma net income	$35.1	$28.2	$60.2	$61.4
Earnings per share:
Basic—as reported	$0.40	$0.32	$0.79	$0.69
Basic—pro forma	$0.39	$0.31	$0.67	$0.69
Diluted—as reported	$0.40	$0.32	$0.78	$0.69
Diluted—pro forma	$0.39	$0.31	$0.66	$0.69

(1)   Reported amounts include expense associated with restricted stock units and performance share awards.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

The expense noted above for employee stock options granted, determined under SFAS 123, was calculated using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2005	2004
Risk-free interest rate	3.6%	3.6%
Expected life—years	4	4
Expected volatility	41.0%	39.0%
Dividend growth rate	1.34%	1.25%

During the first and second quarters 2005, the Company awarded approximately 40,500 and 19,100 restricted stock units (“RSUs”), respectively, under the Company’s 2004 Equity and Incentive Plan to employees representing approximately $0.9 million and $0.4 million of unearned compensation at the grant dates. Under the Plan, certain executive officers receive an annual RSU grant equal to 25% of the bonus earned in the prior year. The awards granted during the first quarter 2005 included approximately 18,800 RSUs (which vest after three years) granted to these certain executive officers of the Company. The vesting schedule for the remaining RSUs granted during the first and second quarters generally range from one to three years from the date of grant. Compensation expense related to RSU awards is recognized ratably over the vesting period.

Note 4—Acquisitions

In the second quarter of 2005, ADESA acquired two auctions for a total cost of $18.7 million, which was paid in cash. On May 3, 2005, the Company completed the purchase of certain of the assets of ABC Washington Dulles, LLC to gain access to the Washington, D.C. auction market. The assets included an 83-acre leased auction facility located in Sterling, Virginia, which commenced operations in 2001 offering six auction lanes and reconditioning facilities, the related operating equipment and all customer relationships related to the auction. In addition, the Company assumed operating lease obligations related to the facility through 2025. Initial annual lease payments for the facility are approximately $1.9 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

On June 30, 2005, the Company acquired an independently owned salvage auction facility serving Charlotte and western North Carolina. The assets included an 120-acre facility, the related operating equipment, accounts receivable, and all customer relationships related to the auction. The Company did not assume any material liabilities or indebtedness in connection with the acquisition. Results of operations for this acquisition will be included in the Company’s consolidated financial statements commencing in the third quarter of 2005.

The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $3.0 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives ranging from 2 to 20 years. The purchase price allocations resulted in aggregate goodwill of $11.7 million. The purchase price allocations are preliminary as the receipt and analysis of the final appraisals and valuations from third party valuation experts are pending. The goodwill was assigned to the auction and related services reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results for the acquisitions were not material.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Long-Term Debt

Long-term debt consists of the following (in millions):

	Interest Rate	Maturity	June 30, 2005	December 31, 2004
Term Loan A	LIBOR + 2.25%	06/21/2009	$140.0	$157.5
Term Loan B	LIBOR + 2.50%	06/21/2010	198.0	199.0
Atlanta capital lease obligation	5.0%	12/01/2013	34.5	34.5
Other, secured by property	6.0%	12/31/2005	0.1	0.1
Senior subordinated notes	7 5/8%	06/15/2012	125.0	125.0
Total debt			497.6	516.1
Less current portion of long-term debt			37.1	37.1
Long-term debt			$460.5	$479.0

Concurrent with the Company’s June 2004 initial public offering and notes offering, the Company entered into a $525 million senior secured credit facility with a syndicate of lenders, consisting of a $150 million revolving credit facility and two term loan facilities aggregating $375 million. Except for AFC’s special purpose subsidiary, the credit facility is guaranteed by substantially all of the Company’s direct and indirect domestic subsidiaries and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65% of the equity interests in certain of the Company’s Canadian and Mexican subsidiaries. The credit facility contains customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, pay dividends or make distributions to stockholders and make any prepayment or redemption with respect to the senior subordinated notes. The credit facility also contains financial covenants including a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. The senior notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. At June 30, 2005, the Company was in compliance with the covenants contained in both the credit facility and senior notes. On July 25, 2005, the Company entered into an amended and restated $500 million credit facility (see Note 14, “Subsequent Event”).

Note 6—Derivatives

The Company uses interest rate swap agreements to manage its exposure to interest rate movements and to reduce borrowing costs. In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. Both interest rate swap agreements contain amortizing provisions and mature in December 2006. The Company has designated its interest rate swap agreements as cash flow hedges. The earnings impact of interest rate swaps designated as cash flow hedges is recognized upon the recognition of the interest related to the hedged debt. Any ineffectiveness in a hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in the first six months of 2005 or 2004.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

At June 30, 2005, the fair value of the interest rate swap agreements is a $0.9 million gain, which is recorded in “Other assets” on the consolidated balance sheet. At December 31, 2004, the fair value of the interest rate swap agreements was a $0.2 million loss which was recorded in “Other liabilities” on the consolidated balance sheet. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains on interest rate swap agreements are included as a component of “Accumulated other comprehensive income”. At June 30, 2005, there were unrealized gains totaling $0.6 million, net of taxes of $0.3 million. At December 31, 2004, there were unrealized losses totaling $0.1 million, net of taxes of $0.1 million.

Note 7—Finance Receivables

AFC sells the majority of its US dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The special purpose subsidiary, AFC Funding Corporation, was established for the purpose of purchasing AFC’s finance receivables. Effective July 8, 2005, AFC and AFC Funding Corporation amended their securitization agreement. As part of the amendment, the expiration date of the agreement was extended from January 2006 to June 30, 2008; however, this agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by the subsidiary to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had $425 million of committed liquidity at June 30, 2005. Receivables sold to the bank conduit facility are not reported on the Company’s consolidated balance sheet.

At June 30, 2005, AFC managed total finance receivables of $689.6 million, of which $589.5 million had been sold to AFC Funding Corporation. AFC Funding Corporation sold $401.8 million of these finance receivables to the bank conduit facility with recourse to AFC Funding Corporation at June 30, 2005, leaving $287.8 million of gross finance receivables recorded on the Company’s consolidated balance sheet at June 30, 2005.

Receivables under management, sold, and retained were as follows (in millions):

Finance Receivables	June 30, 2005	December 31, 2004
Total receivables managed	$689.6	$582.7
Less: amounts sold	(401.8)	(359.8)
Receivables retained	287.8	222.9
Less: allowance for losses	(4.7)	(4.3)
Net finance receivables	$283.1	$218.6

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA’s credit facility. At June 30, 2005 the Company was in compliance with the covenants contained in the securitization agreement.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Earnings Per Share

The following table sets forth the computation of earnings per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income from continuing operations	$36.0	$32.6	$71.0	$65.9
Loss from discontinued operations, net of income taxes	(0.1)	(4.0)	(0.1)	(4.0)
Net income	$35.9	$28.6	$70.9	$61.9
Weighted average common shares outstanding	89.69	89.64	90.19	89.12
Effect of dilutive stock options and restricted stock awards	0.45	0.06	0.48	0.03
Weighted average common shares outstanding and assumed conversions	90.14	89.70	90.67	89.15
Earnings per share—basic
Income from continuing operations	$0.40	$0.36	$0.79	$0.74
Loss from discontinued operations, net of income taxes	—	(0.04)	—	(0.05)
Net income	$0.40	$0.32	$0.79	$0.69
Earnings per share—diluted
Income from continuing operations	$0.40	$0.36	$0.78	$0.74
Loss from discontinued operations, net of income taxes	—	(0.04)	—	(0.05)
Net income	$0.40	$0.32	$0.78	$0.69

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period. Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company’s stock-based employee compensation programs. Total options outstanding at June 30, 2005 and 2004, were approximately 4.6 million and 2.9 million. Stock options with an exercise price per share greater than the average market price per share were excluded in the calculation of diluted earnings per share for all periods presented as including these options would have an anti-dilutive impact. Approximately 3.2 million options were excluded from diluted earnings per share for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004, diluted earnings per share included all 2.9 million options outstanding, as the exercise price of these stock options was less than the average market value.

During the three months ended June 30, 2005, the Company repurchased approximately 1.5 million shares of ADESA common stock at an aggregate cost of $34.9 million. The shares repurchased during the second quarter of 2005 included approximately 1.5 million shares at an aggregate cost of $34.7 million repurchased pursuant to the Company’s previously approved $130 million share repurchase program. In addition to purchases pursuant to the program, the share activity for the three months ended June 30, 2005, includes shares withheld during the second quarter of 2005 to satisfy tax withholding obligations in

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

connection with the vesting of restricted stock units and performance share awards during the quarter at an aggregate cost of $0.2 million. On May 12, 2005, the Company completed its $130 million share repurchase program. The Company repurchased a cumulative total of 6.2 million shares at a weighted average price of $20.83 and an aggregate cost of $128.9 million pursuant to the program.

Note 9—Comprehensive Income

Comprehensive income is comprised of net income adjusted for changes in foreign currency translation and unrealized gains or losses on interest rate swap contracts designated and qualifying as cash flow hedges. For the second quarter 2005 and 2004, comprehensive income was $32.8 million and $24.5 million. Comprehensive income for the six months ended June 30, 2005 and 2004 was $66.9 million and $55.4 million. The changes in comprehensive income are primarily due to changes in net income and volatility in the Canadian currency.

Note 10—Segment Information

The Company operates in two business segments: (1) Auction and Related Services and (2) Dealer Financing. These reportable segments offer different services and have fundamental differences in their operations. A holding company is maintained separately from the two reportable segments and includes expenses associated with being a public company, such as salaries, benefits, travel costs for the corporate management team, Board of Directors’ fees, investor relations costs, incremental insurance, treasury, legal, accounting, and risk management costs. Holding company interest includes the interest incurred on the corporate debt structure. The majority of costs incurred at the holding company are not allocated to the two business segments.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company’s two reportable segments, Auction and Related Services and Dealer Financing, is set forth below (in millions):

	Auction and Related Services	Dealer Financing	Holding Company	Consolidated
Three Months Ended June 30, 2005
Operating revenues	$215.5	$32.2	$—	$247.7
Operating expenses
Cost of services	109.6	6.2	—	115.8
Selling, general and administrative	47.2	5.3	4.2	56.7
Depreciation and amortization	8.9	1.0	0.1	10.0
Total operating expenses	165.7	12.5	4.3	182.5
Operating profit (loss)	49.8	19.7	(4.3)	65.2
Interest expense	1.6	—	6.9	8.5
Other income, net	(1.4)	(0.1)	(0.8)	(2.3)
Income (loss) from continuing operations before income taxes	49.6	19.8	(10.4)	59.0
Income taxes	19.4	7.7	(4.1)	23.0
Income (loss) from continuing operations	$30.2	$12.1	$(6.3)	$36.0
Assets	$1,479.2	$344.2	$266.9	$2,090.3
Three Months Ended June 30, 2004
Operating revenues	$202.6	$28.4	$—	$231.0
Operating expenses
Cost of services	104.6	6.2	—	110.8
Selling, general and administrative	44.0	5.1	4.5	53.6
Depreciation and amortization	7.7	1.2	—	8.9
Total operating expenses	156.3	12.5	4.5	173.3
Operating profit (loss)	46.3	15.9	(4.5)	57.7
Interest expense	3.8	—	0.9	4.7
Other (income) expense, net	(0.8)	0.2	—	(0.6)
Income (loss) from continuing operations before income taxes	43.3	15.7	(5.4)	53.6
Income taxes	16.8	6.3	(2.1)	21.0
Income (loss) from continuing operations	$26.5	$9.4	$(3.3)	$32.6
Assets	$1,505.0	$311.6	$279.0	$2,095.6

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

	Auction and Related Services	Dealer Financing	Holding Company	Consolidated
Six Months Ended June 30, 2005
Operating revenues	$430.5	$61.2	$—	$491.7
Operating expenses
Cost of services	218.8	12.2	—	231.0
Selling, general and administrative	92.7	10.2	9.3	112.2
Depreciation and amortization	16.9	2.1	0.2	19.2
Total operating expenses	328.4	24.5	9.5	362.4
Operating profit (loss)	102.1	36.7	(9.5)	129.3
Interest expense	2.9	—	13.7	16.6
Other income, net	(2.0)	(0.1)	(1.7)	(3.8)
Income (loss) from continuing operations before income taxes	101.2	36.8	(21.5)	116.5
Income taxes	39.7	14.2	(8.4)	45.5
Income (loss) from continuing operations	$61.5	$22.6	$(13.1)	$71.0
Assets	$1,479.2	$344.2	$266.9	$2,090.3
Six Months Ended June 30, 2004
Operating revenues	$421.0	$57.3	$—	$478.3
Operating expenses
Cost of services	220.1	11.5	—	231.6
Selling, general and administrative	94.0	10.9	7.9	112.8
Depreciation and amortization	15.8	2.3	—	18.1
Total operating expenses	329.9	24.7	7.9	362.5
Operating profit (loss)	91.1	32.6	(7.9)	115.8
Interest expense	7.8	—	0.9	8.7
Other (income) expense, net	(1.6)	0.2	—	(1.4)
Income (loss) from continuing operations before income taxes	84.9	32.4	(8.8)	108.5
Income taxes	33.0	13.0	(3.4)	42.6
Income (loss) from continuing operations	$51.9	$19.4	$(5.4)	$65.9
Assets	$1,505.0	$311.6	$279.0	$2,095.6

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Discontinued Operations

In February 2003, ADESA approved a plan to discontinue the operations of its vehicle importation business. The financial results of the vehicle importation business have been accounted for as discontinued operations. Net loss from discontinued operations in 2004 includes a $6.6 million pre-tax charge related to a jury award in a suit related to the Company’s vehicle importation business including the related interest and legal costs.  Net loss from discontinued operations in 2005 includes interest on the jury award.

At June 30, 2005 and December 31, 2004, there were no assets and $6.7 million and $6.5 million in liabilities related to discontinued operations. Liabilities at June 30, 2005 represent the accrual of the judgment, currently under appeal, and accrued interest on the judgment pursuant to Michigan law.

The following summarizes financial information for discontinued operations (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues	$—	$—	$—	$—
Loss from discontinued operations before income taxes	$(0.1)	$(6.6)	$(0.1)	$(6.6)
Net loss from discontinued operations	$(0.1)	$(4.0)	$(0.1)	$(4.0)
Net loss per share from discontinued operations—basic and diluted	$—	$(0.04)	$—	$(0.05)

Note 12—Dividends

On June 15, 2005, the Company paid a second quarter dividend of $0.075 per common share. In the second quarter of 2004, the Company paid accrued interest and principal on a $100.0 million note representing a dividend paid to its former parent, ALLETE. Cash dividends declared per share excludes dividends declared and paid to ALLETE prior to ADESA becoming an independent public company. On July 27, 2005, the Company’s Board of Directors declared a third quarter dividend of $0.075 per common share payable September 15, 2005, to stockholders of record on August 17, 2005.

Note 13—Commitments and Contingencies

The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries, property damage, handling, storage or disposal of vehicles, environmental laws and regulations, and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in “Other accrued expenses” and “Other liabilities” at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. If the amount of an actual loss is greater than the amount accrued, this

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

could have an adverse impact on the Company’s operating results in that period. Legal fees are expensed as incurred.

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $3.3 million and $4.8 million at June 30, 2005 and December 31, 2004.

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

As noted above, the Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to personal injuries, property damage, handling, storage or disposal of vehicles, environmental laws and regulations, and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the financial condition, results of operations or cash flows. Legal and regulatory proceedings which could be material are discussed in the description of legal proceedings in Part II, Item 1 (“Legal Proceedings”) of this report.

Note 14—Subsequent Event

On July 25, 2005, the Company entered into an amended and restated $500 million credit facility, pursuant to the terms and conditions of an amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement amends and restates ADESA’s $525 million credit facility, dated as of June 21, 2004. The Credit Agreement has a five year term that expires on June 30, 2010. Under the terms of the Credit Agreement, the lenders have committed to provide advances and letters of credit in an aggregate amount of up to $500 million. Borrowings under the Credit Agreement may be used to refinance certain of ADESA’s outstanding debt, to finance working capital, capital expenditures and acquisitions permitted under the Credit Agreement and for other corporate purposes.

The Credit Agreement provides for a five year $150 million term loan and a $350 million revolving credit facility. The term loan will be repaid in 20 quarterly installments, with the final payment due on June 30, 2010. The revolving credit facility may be used for loans, and up to $25 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until June 30, 2010, at which time all amounts borrowed must be repaid.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

The revolving credit facility and the term loan facility bear interest at a rate equal to LIBOR plus a margin ranging from 87.5 basis points to 150 basis points depending on the Company’s total leverage ratio. ADESA’s initial margin based on its current leverage ratio is 125 basis points. The Term Loan B facility was eliminated in the amended $500 million facility.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments.  The credit facility is guaranteed by substantially all of the Company’s material domestic subsidiaries (excluding, among others, AFC Funding Corporation), and is secured by a pledge of all of the equity interests in the guarantors and certain of the Company’s Canadian subsidiaries.

On July 31, 2005, there was $150 million outstanding on the term loan and $173 million outstanding on the revolving credit facility. As a result of amending the credit agreement, the Company anticipates incurring a third quarter charge of approximately $2.8 million related to the write-off of unamortized debt issue costs and related expenses associated with the amended and restated senior credit agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends, and uncertainties. In particular, statements made in this report that are not historical facts (including but not limited to expectations, estimates, assumptions and projections regarding the industry, business, future operating results, and anticipated cash requirements) may be forward-looking statements. Actual results could differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Factors that May Affect Future Results” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 29, 2005. Some of these factors include: general business conditions; market trends; competition; weather; vehicle production; trends in new and used vehicle sales; business development activities, including acquisitions; investments in technology; economic conditions including exchange rate and interest rate fluctuations; litigation developments and other risks described from time to time in ADESA’s filings with the Securities and Exchange Commission (“SEC”) including the Quarterly Reports on Form 10-Q to be filed by ADESA in 2005. Many of these risk factors are outside of ADESA’s control, and as such, they involve risks which are not currently known to ADESA that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date hereof and ADESA does not undertake to update its forward-looking statements.

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

The interim financial statements included in this Quarterly Report on Form 10-Q and the following discussion and analysis should be read in conjunction with the historical financial statements, related notes thereto, and other financial information included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for each of the three years in the period ended December 31, 2004.

Executive Overview

For the three months ended June 30, 2005, the Company reported revenue of $247.7 million and net income of $35.9 million or $0.40 per diluted share, compared with revenue of $231.0 million and net income of $28.6 million or $0.32 per diluted share for the quarter ended June 30, 2004.  Cash provided by operations was $14.7 million for the six months ended June 30, 2005, compared with cash provided by operations of $83.0 million for the six months ended June 30, 2004 (see “Summary of Cash Flows” for further discussion).

In the second quarter of 2005, ADESA achieved 7% growth in revenues compared with the second quarter of 2004, while second quarter vehicle volumes were essentially flat compared with the second quarter of 2004. AFC posted 3% growth in loan transaction volume compared with the second quarter of 2004 to a record 280,649 loan transactions in the second quarter of 2005. The Company also invested approximately $19 million in two acquisitions including entrance into the Washington, D.C. used vehicle auction market via the acquisition of ABC Washington Dulles, LLC, an 83 acre leased facility located in Sterling, Virginia in May and the purchase of an independently owned 120 acre salvage auction in the Charlotte, North Carolina area on June 30. In addition, the Company strengthened its focus on increasing its dealer consignment volume with the appointment of Brent Huisman as Vice President of Dealer Relations.

The Company continues to invest in its core information technology capabilities as well as in facilities and real estate. Capital expenditures for the six months ended June 30, 2005 totaled $36.7 million compared with $5.7 million in the first six months of 2004. Management believes that these areas of investment are critical to both maintaining the Company’s competitive position and positioning itself for future growth.

Critical Accounting Estimates

In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of operations and financial condition of the Company include: uncollectible receivables and allowance for credit losses and doubtful accounts, impairment of goodwill and long-lived assets, self-insurance programs, legal proceedings and other loss contingencies, and income taxes. The Company completed its annual goodwill impairment testing in the second quarter of 2005 with no resulting impairment.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of ADESA’s Board of Directors. In addition to the critical accounting estimates, there are other items used in the preparation of ADESA’s consolidated financial statements that require estimation, but are not deemed critical. Changes in estimates used in these and other items could have a material impact on ADESA’s financial statements.

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

Results of Operations

The following table sets forth operations data for the periods indicated (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Operations Data:	2005	2004	$	%	2005	2004	$	%
Auction and related services revenue
US	$168.3	$161.8			$339.3	$336.8
Canada	47.2	40.8			91.2	84.2
Dealer financing revenue
US	29.9	26.7			57.1	54.0
Canada	2.3	1.7			4.1	3.3
Total revenue	247.7	231.0	16.7	7%	491.7	478.3	13.4	3%
Cost of services	115.8	110.8	5.0	5%	231.0	231.6	(0.6)	(<1)%
Selling, general and administrative	56.7	53.6	3.1	6%	112.2	112.8	(0.6)	(1)%
Depreciation and amortization	10.0	8.9	1.1	12%	19.2	18.1	1.1	6%
Operating profit	65.2	57.7	7.5	13%	129.3	115.8	13.5	12%
Net income	$35.9	$28.6	$7.3	26%	$70.9	$61.9	$9.0	15%

The following table sets forth operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Operations Data:	2005	2004	2005	2004
Auction and related services revenue	87.0%	87.7%	87.6%	88.0%
Dealer financing revenue	13.0%	12.3%	12.4%	12.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	46.8%	48.0%	47.0%	48.4%
Selling, general and administrative	22.9%	23.2%	22.8%	23.6%
Depreciation and amortization	4.0%	3.8%	3.9%	3.8%
Operating profit	26.3%	25.0%	26.3%	24.2%

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

Three Months Ended June 30, 2005

Operating Revenue

Auction and Related Services

	Three Months Ended June 30,
(In millions except volumes and per vehicle amounts)	2005	2004	% Change
Auction and related services revenue	$215.5	$202.6	6%
Vehicles sold
Used	444,787	444,588	< 1%
Salvage	49,695	50,059	(1)%
Total vehicles sold	494,482	494,647	(< 1)%
Used vehicle conversion percentage	62.4%	61.7%
Revenue per vehicle sold	$436	$410	6%

Revenue for auction and related services increased $12.9 million, or 6%, to $215.5 million for the quarter ended June 30, 2005, compared with $202.6 million for the quarter ended June 30, 2004. This increase in revenue was a result of a 6% increase in revenue per vehicle sold as well as revenues from the Company’s recently acquired Washington D.C. auction.

Revenue per vehicle sold increased $26, or 6%, for the quarter ended June 30, 2005 compared with the quarter ended June 30, 2004. The 6% increase in revenue per vehicle sold resulted in increased auction and related services revenue of approximately $13.0 million including fluctuations in the Canadian exchange rate which positively impacted revenue by approximately $4.0 million for the quarter ended June 30, 2005, compared with the quarter ended June 30, 2004. The increase in revenue per vehicle sold is attributable to selected pricing actions, the effect of changes in the Canadian currency, as well as the Company’s increased penetration rate for Internet and other ancillary services.

The total number of vehicles sold decreased 165 units in the second quarter of 2005 compared with the second quarter of 2004, resulting in a decrease in auction and related services revenue of less than $0.1 million compared with the three months ended June 30, 2004. However, dealer vehicles sold increased approximately 5% compared with the second quarter of 2004 as the Company continues to focus on increasing dealer volumes.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, increased to 62.4% in the second quarter of 2005 from 61.7% in second quarter of 2004 driven by the continued supply shortage of institutional vehicles available for sale combined with strong demand for used vehicles. However, used vehicle prices softened late in the second quarter of 2005 as a result of new vehicle employee pricing programs initiated by several of the automotive original equipment manufacturers.  While the Company anticipates that these programs will likely result in continued downward pressure on used vehicle prices and conversion rates in the short-term, the longer-term impact could be positive for the vehicle remarketing industry as the current increases in new vehicle sales may eventually result in higher used vehicle sales.

Dealer Financing

	Three Months Ended June 30,
(In millions except volumes and per loan amounts)	2005	2004	% Change
Dealer financing revenue
Gain on sale of finance receivables	$15.3	$15.0
Interest and fee income	16.1	13.2
Other revenue	0.1	0.6
Provision for credit losses	0.7	(0.4)
Total dealer financing revenue	$32.2	$28.4	13%
Loan transactions	280,649	272,533	3%
Revenue per loan transaction	$115	$104	11%

Dealer financing revenue increased to $32.2 million for the quarter ended June 30, 2005, compared with $28.4 million for the quarter ended June 30, 2004. The increase in dealer financing revenue was driven by an 11% increase in revenue per loan transaction and a 3% increase in the number of loan transactions for the second quarter of 2005 compared with the second quarter of 2004. Increases in loan transactions were primarily a result of an increase in floorplan utilization by the existing dealer base.

Revenue per loan transaction increased $11, or 11%, primarily driven by increased interest and fee income of $2.9 million (the Federal Funds rate increased 225 basis points compared with the second quarter of 2004).  In addition, the provision for credit losses decreased during the second quarter of 2005 increasing total dealer financing revenue by $1.1 million for the second quarter of 2005 compared with the second quarter of 2004.

AFC’s competition includes Manheim Automotive Financial Services (“MAFS”), Auto Use, Dealer Services Corporation (“DSC”), other specialty lenders, banks and other financial institutions. In July 2005, DSC, founded by AFC’s former president, commenced operations in numerous locations including the six Auction Broadcasting Company LLC auctions formerly serviced on-site by AFC and is now competing against AFC in various markets.  AFC expects to aggressively compete to service its customers in these markets. In July 2005, AFC filed a lawsuit against DSC and 23 former AFC employees who now work for DSC alleging, among other claims, that DSC and certain former AFC employees misappropriated AFC’s trade secrets and confidential customer information.

Cost of Services

Cost of services increased $5.0 million, or 5%, for the three months ended June 30, 2005, compared with the three months ended June 30, 2004. The addition of the Washington D.C. auction as well as increases in transportation and payroll costs were the leading drivers increasing cost of services. In addition, fluctuations in the Canadian exchange rate increased cost of services by approximately $1.9 million. The slight decrease in vehicles sold during the second quarter of 2005 had a minimal impact on cost of services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.1 million, or 6%, for the quarter ended June 30, 2005, compared with the quarter ended June 30, 2004, primarily due to $1.0 million of incremental corporate expenses to support ADESA as an independent public company, increases of $0.7 million associated with fluctuations in the Canadian exchange rate and increased salary and related employee benefits. Incremental corporate expenses consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company.  In addition, the second quarter of 2004 included $1.4 million of non-recurring transaction costs (primarily legal fees) associated with the Company’s initial public offering.

Depreciation and Amortization

Depreciation and amortization totaled $10.0 million for the three months ended June 30, 2005, representing a $1.1 million increase, or 12%, from the $8.9 million reported for the three months ended June 30, 2004. The increase in depreciation and amortization is representative of the Company’s increased capital spending in 2005 compared with 2004.

Operating Profit

Operating profit increased $7.5 million, or 13%, for the three months ended June 30, 2005, compared with the three months ended June 30, 2004 primarily as a result of increased operating revenues. As a percentage of revenue, operating profit increased to 26.3% in the second quarter of 2005 compared with 25.0% in the second quarter of 2004. The mix shift from institutional to dealer vehicles combined with higher average used vehicle conversion rates contributed to the improvement in operating profit margin. The improvement in operating profit also reflects management’s continued focus in reducing direct costs (as a percentage of revenue) at the auction sites to match volumes.

Interest Expense

Interest expense increased $3.8 million, or 81%, for the quarter ended June 30, 2005, compared with the quarter ended June 30, 2004, as the Company is carrying additional debt related to its 2004 recapitalization at a higher weighted average interest rate.

Income Taxes

The effective income tax rate on income from continuing operations was 39.0% for the quarter ended June 30, 2005, consistent with the effective rate of 39.2% for the quarter ended June 30, 2004.

Discontinued Operations

In February 2003, ADESA approved a plan to discontinue the operations of its vehicle importation business. The financial results of the vehicle importation business have been accounted for as discontinued operations.  Net loss from discontinued operations in 2004 includes a $6.6 million pre-tax charge related to a jury award in a suit related to the Company’s vehicle importation business including the related interest and legal costs.  Net loss from discontinued operations in 2005 includes interest on the judgment.

Significant Items Affecting Comparability

The Company incurred various charges and incremental expenses in 2004 and 2005 related to its initial public offering and subsequent separation from ALLETE that affect the comparability of its reported results of operations. The impact of these transactions on income from continuing operations is as follows (in millions):

	Three Months Ended June 30,
	2005	2004
Non-recurring item:
Transaction-related expenses*	$—	$1.4
Incremental expenses
Corporate expenses*	1.0	—
Interest expense*	3.8	—
	4.8	—
Tax benefit of above items	(1.9)	(0.6)
Decrease to income from continuing operations	$2.9	$0.8

* The non-recurring transaction-related expenses in 2004 consisted primarily of legal and professional fees associated with the Company’s initial public offering and separation from ALLETE. Incremental corporate expenses for 2005 consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company, while incremental interest expense is the result of the Company’s recapitalization and transition to an independent public company.

Six Months Ended June 30, 2005

Operating Revenue

Auction and Related Services

	Six Months Ended June 30,
(In millions except volumes and per vehicle amounts)	2005	2004	% Change
Auction and related services revenue	$430.5	$421.0	2%
Vehicles sold
Used	904,745	925,906	(2)%
Salvage	104,183	107,507	(3)%
Total vehicles sold	1,008,928	1,033,413	(2)%
Used vehicle conversion percentage	65.6%	65.0%
Revenue per vehicle sold	$427	$407	5%

Revenue for auction and related services increased $9.5 million, or 2%, to $430.5 million for the six months ended June 30, 2005, compared with $421.0 million for the six months ended June 30, 2004. This increase in revenue was a result of a 5% increase in revenue per vehicle sold during the first half of 2005, offset by a 2% decrease in vehicles sold.

Revenue per vehicle sold increased $20, or 5%, for the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The 5% increase in revenue per vehicle sold resulted in increased auction and related services revenue of approximately $19.5 million including fluctuations in the Canadian exchange rate which positively impacted revenue by approximately $7.0 million for the six months ended

June 30, 2005, compared with the six months ended June 30, 2004. The increase in revenue per vehicle sold is attributable to selected pricing actions, the favorable effect of changes in the Canadian currency, as well as the Company’s increased penetration rate for Internet and other ancillary services.

The total number of vehicles sold decreased 2% in the first half of 2005 compared with the first half of 2004, resulting in a decrease in auction and related services revenue of approximately $10.0 million compared with the six months ended June 30, 2004. The anticipated industry-wide decline in off-lease vehicles and declines in repossessed vehicle volumes available for sale at auctions continued during the first half of 2005. The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, increased to 65.6% in the first half of 2005 from 65.0% in first half of 2004 driven by a short supply of institutional vehicles available for sale combined with strong demand for used vehicles.

Dealer Financing

	Six Months Ended June 30,
(In millions except volumes and per loan amounts)	2005	2004	% Change
Dealer financing revenue
Gain on sale of finance receivables	$30.9	$30.9
Interest and fee income	30.7	26.4
Other revenue	0.3	1.1
Provision for credit losses	(0.7)	(1.1)
Total dealer financing revenue	$61.2	$57.3	7%
Loan transactions	559,626	535,579	4%
Revenue per loan transaction	$109	$107	2%

Dealer financing revenue increased to $61.2 million for the six months ended June 30, 2005, compared with $57.3 million for the six months ended June 30, 2004. The 7% increase in dealer financing revenue was driven by a 4% increase in the number of loan transactions and a 2% increase in revenue per loan transaction for the first half of 2005 compared with the first half of 2004. Increases in loan transactions were primarily the result of an increase in floorplan utilization by the existing dealer base.

Revenue per loan transaction increased $2, or 2%, primarily driven by increased interest and fee income of $4.3 million (the Federal Funds rate increased 225 basis points compared with the first six months of 2004) and a decrease in the provision for credit losses of $0.4 million, partially offset by a reduction in other revenue of $0.8 million compared with the first half of 2004.

Cost of Services

Cost of services decreased $0.6 million, or less than 1%, for the six months ended June 30, 2005, compared with the six months ended June 30, 2004. The decrease in vehicles sold during the first half of 2005 reduced cost of services by approximately $6.9 million compared with the first half of 2004. This reduction was partially offset by fluctuations in the Canadian exchange rate which increased cost of services by approximately $3.4 million. The addition of the Washington D.C auction as well as inflationary costs accounted for a $2.4 million increase in cost of services over the first six months of 2004. Finally, an increase in cost of services for the dealer financing segment of $0.6 million (net of a Canadian exchange rate increase of $0.1 million) resulted from increasing loan transaction volumes and the opening of four new branches since the second quarter of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.6 million, or 1%, for the first half of 2005, compared with the first half of 2004, primarily due to lower incentive compensation as well as fewer computer leases, as the Company has increased its related capital spending. In addition, the first half of 2004 included $2.6 million of non-recurring transaction costs (primarily legal fees) associated with the Company’s initial public offering.  Selling, general and administrative expenses for the first half of 2005 included approximately $3.9 million of incremental corporate expenses to support ADESA as an independent public company. Incremental corporate expenses consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company.

Depreciation and Amortization

Depreciation and amortization totaled $19.2 million for the six months ended June 30, 2005, representing a $1.1 million increase, or 6%, from the $18.1 million reported for the six months ended June 30, 2004. The increase in depreciation and amortization is a result of the Company’s increased capital spending in 2005 compared with 2004.

Operating Profit

Operating profit increased $13.5 million, or 12%, for the six months ended June 30, 2005, compared with the six months ended June 30, 2004 primarily as a result of increased revenues. As a percentage of revenue, operating profit increased to 26.3% in the first half of 2005 compared with 24.2% in the first half of 2004. The mix shift from institutional to dealer vehicles combined with higher average used vehicle conversion rates contributed to the improvement in operating profit margin. The improvement in operating profit also reflects management’s continued focus in reducing direct costs at the auction sites to match volumes.

Interest Expense

Interest expense increased $7.9 million, or 91%, for the six months ended June 30, 2005, compared with the six months ended June 30, 2004, as the Company is carrying additional debt related to its 2004 recapitalization.

Income Taxes

The effective income tax rate on income from continuing operations was 39.1% for the first half of 2005, consistent with the effective rate of 39.3% for the first half of 2004.

Discontinued Operations

In February 2003, ADESA approved a plan to discontinue the operations of its vehicle importation business. The financial results of the vehicle importation business have been accounted for as discontinued operations.  Net loss from discontinued operations in 2004 includes a $6.6 million pre-tax charge related to a jury award in a suit related to the Company’s vehicle importation business including the related interest and legal costs.  Net loss from discontinued operations in 2005 includes interest on the judgment.

Significant Items Affecting Comparability

The Company incurred various charges and incremental expenses in 2004 and 2005 related to its initial public offering and subsequent separation from ALLETE that affect the comparability of its reported results of operations. The impact of these transactions on income from continuing operations is as follows (in millions):

	Six Months Ended June 30,
	2005	2004
Non-recurring item:
Transaction-related expenses*	$—	$2.6
Incremental expenses
Corporate expenses*	3.9	—
Interest expense*	7.9	—
	11.8	—
Tax benefit of above items	(4.6)	(1.0)
Decrease to income from continuing operations	$7.2	$1.6

* The non-recurring transaction-related expenses in 2004 consisted primarily of legal and professional fees associated with the Company’s initial public offering and separation from ALLETE. Incremental corporate expenses for 2005 consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company, while incremental interest expense is the result of the Company’s recapitalization and transition to an independent public company.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the strongest indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility.

	June 30,	December 31,	June 30,
(Dollars in millions)	2005	2004	2004
Cash and cash equivalents	$248.2	$304.5	$275.0
Restricted cash	$5.8	$4.9	$155.8
Working capital	$333.7	$358.2	$314.4
Amounts available under credit facility	$137.3	$139.0	$239.0
Current ratio	1.6:1	2.0:1	1.5:1

Working Capital

A substantial amount of the Company’s working capital is generated internally from payments for services provided. In addition, ADESA has a $150 million revolving line of credit from which no amounts were drawn as of June 30, 2005. There were outstanding letters of credit totaling approximately $12.7 million at June 30, 2005, which reduce the available borrowings under the credit facility. The Company’s Canadian operations have additional letters of credit outstanding totaling $2.3 million at June 30, 2005, which do not impact available borrowings under the credit facility. The credit facility contains certain financial covenants including a covenant requiring ADESA to maintain a minimum fixed charge coverage ratio. These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. At June 30, 2005, the Company was in compliance with the covenants contained in the credit facility.

On July 25, 2005, the Company entered into an amended and restated $500 million credit facility, pursuant to the terms and conditions of an amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement amends and restates ADESA’s $525 million credit facility, dated as of June 21, 2004. The Credit Agreement has a five year term that expires on June 30, 2010. Under the terms of the Credit Agreement, the lenders have committed to provide advances and letters of credit in an aggregate amount of up to $500 million. Subject to the terms and conditions of the Credit Agreement, ADESA may request that the lenders’ commitments under the Credit Agreement be increased (or additional lenders be added to the Credit Agreement that provide additional commitments), provided that in no event may the aggregate amount of the lenders’ commitments under the Credit Agreement at any time exceed $825 million. Borrowings under the Credit Agreement may be used to refinance certain of ADESA’s outstanding debt, to finance working capital, capital expenditures and acquisitions permitted under the Credit Agreement and for other corporate purposes.

The Credit Agreement provides for a five year $150 million term loan and a $350 million revolving credit facility. The term loan will be repaid in 20 quarterly installments, with the final payment due on June 30, 2010. The revolving credit facility may be used for loans, and up to $25 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until June 30, 2010, at which time all amounts borrowed must be repaid.

The revolving credit facility and the term loan facility bear interest at a rate equal to LIBOR plus a margin ranging from 87.5 basis points to 150 basis points depending on the Company’s total leverage ratio. ADESA’s initial margin based on its current leverage ratio is 125 basis points. The Term Loan B facility was eliminated in the amended $500 million facility.

On July 31, 2005, there was $150 million outstanding on the term loan and $173 million outstanding on the revolving credit facility. As a result of amending the credit agreement, the Company anticipates incurring a third quarter charge of approximately $2.8 million related to the write-off of unamortized debt issue costs and related expenses associated with the amended and restated senior credit agreement. The Company expects that cash on hand together with cash generated from operations and amounts available under its amended and restated $500 million senior credit facility will allow ADESA to meet its current working capital needs and those of its subsidiaries in the foreseeable future.

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

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 45 days. AFC principally generates its funding through the sale of its US dollar denominated receivables. For further discussion of AFC’s securitization arrangements, see “Off-Balance Sheet Arrangements”.

Summary of Cash Flows

The Company strives to continuously improve cash flow from operations. ADESA’s strategy includes growing its vehicle auction and dealer financing businesses both internally by expanding facilities, services and operations, and externally through acquisitions.

	Six Months Ended June 30,
(In millions)	2005	2004	Change
Net cash provided by (used by):
Operating activities	$14.7	$83.0	$(68.3)
Investing activities	(55.6)	4.4	(60.0)
Financing activities	(13.7)	76.2	(89.9)
Effect of exchange rate on cash	(0.8)	(1.3)	0.5
Net (decrease) increase in cash and cash equivalents	$(55.4)	$162.3	$(217.7)

Cash provided by operating activities was $14.7 million for the six months ended June 30, 2005, compared with cash provided by operating activities of $83.0 million for the six months ended June 30, 2004. The primary reason for the decrease in cash flow from operations was the change in operating assets and liabilities. Operating cash flow was unfavorably impacted by a $32.5 million increase in finance receivables as well as a $23.0 million increase in trade receivables and other assets. The increase in finance receivables is a result of timing in borrowings by AFC’s largest line of credit obligor and the growth in the portfolio. This obligor had $23.5 million and $3.7 million outstanding at June 30, 2005 and December 31, 2004. The increase in trade receivables reflects an increase in vehicles sold at the Company’s auctions in the last few days of June 2005 compared with the last few days of June 2004. The greater volume of vehicles sold over the last few days of the period provides a shorter time frame to collect receivables, thereby increasing the corresponding amounts carried on the balance sheet. The change in operating assets and liabilities was partially offset by a $9.0 million increase in net income.

Net cash used by investing activities was $55.6 million for the six months ended June 30, 2005, compared with net cash provided by investing activities of $4.4 million for the six months ended June 30, 2004. This change is primarily the result of cash disbursements for acquisitions totaling $18.7 million as well as an increase in capital expenditures of $31.0 million. In addition, in the first half of 2004, the Company benefited from a $9.8 million sale of land and assets. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Cash used by financing activities was $13.7 million for the first half of 2005, compared with cash provided by financing activities of $76.2 million for the first half of 2004. The change is representative of a combination of items including fewer debt and line of credit payments of $192.7 million, a decrease in transfers to restricted cash of $152.4 million (primarily for the redemption of senior notes in the third quarter of 2004) and the absence of dividend payments to ALLETE in the first six months of 2005, representing a $117.5 million increase in financing activities. These financing activity increases were offset by decreases to cash of $400.0 million for long-term debt proceeds in 2004, $136.0 million for issuance of common stock in 2004, and $43.4 million for the repurchase of common stock in connection with the completion of the stock repurchase program.

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

The following table reconciles EBITDA to income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA (In millions)	2005	2004	2005	2004
Income from continuing operations	$36.0	$32.6	$71.0	$65.9
Add back:
Income tax expense	23.0	21.0	45.5	42.6
Interest expense	8.5	4.7	16.6	8.7
Depreciation and amortization	10.0	8.9	19.2	18.1
EBITDA	$77.5	$67.2	$152.3	$135.3

EBITDA for the three and six months ended June 30, 2005 includes incremental corporate expenses of $1.0 million and $3.9 million, respectively, ($0.6 million and $2.4 million after-tax or $0.01 per share and $0.03 per share).

A reconciliation of net cash provided by operating activities, another comparable GAAP measure, to EBITDA for each of the periods indicated is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA (In millions)	2005	2004	2005	2004
Net cash provided by operating activities	$22.8	$69.4	$14.7	$83.0
Changes in operating assets and liabilities	25.3	(30.7)	81.4	2.5
Bad debt expense	0.7	(0.3)	(1.1)	(1.5)
Interest expense	8.5	4.7	16.6	8.7
Income tax expense	23.0	21.0	45.5	42.6
Deferred income tax	(1.7)	(1.4)	(2.2)	(4.0)
Discontinued operations (net of taxes)	0.1	4.0	0.1	4.0
Compensation associated with equity programs	(1.1)	(0.1)	(1.5)	(0.1)
Other non-cash, net	(0.1)	0.6	(1.2)	0.1
EBITDA	$77.5	$67.2	$152.3	$135.3

Capital Expenditures

Capital expenditures (excluding acquisitions) for the six months ended June 30, 2005 and the year ended December 31, 2004 were $36.7 million and $31.2 million, and were funded primarily from internally generated funds. Planned capital expenditures for the remainder of 2005 are expected to total between $13 million and $23 million. Anticipated expenditures are primarily attributable to expansions and ongoing improvements at existing vehicle auction facilities and improvements in information technology systems. Future capital expenditures could vary substantially if the Company is required to undertake corrective action or incur environmental costs in connection with any outstanding or future liabilities. ADESA may also pursue expansion opportunities, including the acquisition of other companies.

In the second quarter of 2005, ADESA acquired two auctions for a total cost of $18.7 million, which was paid in cash. On May 3, 2005, the Company completed the purchase of certain of the assets of ABC Washington Dulles, LLC to gain access to the Washington, D.C. auction market. The assets included an 83-acre leased auction facility located in Sterling, Virginia which commenced operations in 2001 offering six auction lanes and reconditioning facilities, the related operating equipment and all customer relationships related to the auction. In addition, the Company assumed operating lease obligations related to the facility through 2025. Initial annual lease payments for the facility are approximately $1.9 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition and were not material to the company’s results of operations in the three or six month periods ended June 30, 2005.

On June 30, 2005, the Company acquired an independently owned salvage auction facility serving Charlotte and western North Carolina. The assets included an 120-acre facility, the related operating equipment, accounts receivable and all customer relationships related to the auction. The Company did not assume any material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition will be included in the Company’s consolidated financial statements in the third quarter 2005.

Off-Balance Sheet Arrangements

AFC sells the majority of its US dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, special purpose subsidiary that is consolidated for accounting purposes in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The special purpose subsidiary, AFC Funding Corporation, was established for the purpose of purchasing AFC’s finance receivables. Effective July 8, 2005, AFC and AFC Funding Corporation amended their securitization agreement. As part of the amendment, the expiration date of the agreement was extended from January 2006 to June 30, 2008; however this agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by the subsidiary to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had $425 million of committed liquidity at June 30, 2005. Receivables sold to the bank conduit facility are not reported on the Company’s consolidated balance sheet.

At June 30, 2005, AFC managed total finance receivables of $689.6 million, of which $589.5 million had been sold to AFC Funding Corporation. AFC Funding Corporation then in turn sold loans, with recourse to AFC Funding Corporation, of $401.8 million to the bank conduit facility at June 30, 2005, leaving $287.8 million of gross finance receivables recorded on the Company’s consolidated balance sheet at June 30, 2005.

Receivables under management, sold, and retained were as follows (in millions):

Finance Receivables	June 30, 2005	December 31, 2004
Total receivables managed	$689.6	$582.7
Less: amounts sold	(401.8)	(359.8)
Receivables retained	287.8	222.9
Less: allowance for losses	(4.7)	(4.3)
Net finance receivables	$283.1	$218.6

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA’s credit facility. At June 30, 2005, the Company was in compliance with the covenants contained in the securitization agreement.

New Accounting Standards

ADESA discloses pro forma net income and earnings per share in accordance with Statement of Financial Accounting Standard (“SFAS”) 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), Share-Based Payment. This statement revises SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost of employees services received in exchange for an award of equity instruments be recognized in the income statement. Compensation cost will be measured based on the grant-date fair value of the equity instruments issued. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist issuers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. Key topics of SAB 107 include discussion on the valuation models available to issuers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS 123(R) and disclosure considerations, among other topics.

On April 14, 2005, the SEC approved a new rule for public companies that delayed the effective date of SFAS 123(R) to annual, rather than interim, periods that begin after June 15, 2005. As such, the Company will adopt SFAS 123(R) on January 1, 2006. Once adopted, the Company will be required to record compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The Company expects to apply the prospective transition method of SFAS 123(R), which would allow the Company to prospectively record expense for the compensation costs related to the portion of outstanding unvested awards at January 1, 2006, without restating any prior periods. The Company is currently considering the financial accounting and income tax implications of SFAS 123(R) and SAB 107.

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

As a result of the acceleration, the Company disclosed incremental, pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in its first quarter 2005 pro forma disclosure. The acceleration also resulted in a $2.0 million reduction in the after-tax pro forma stock-based employee compensation expense disclosed in the second quarter of 2005. In addition, the acceleration will result in reductions in the after-tax pro forma stock-based employee compensation expense disclosed in the third and fourth quarters of 2005 of $1.1 million and $1.1 million. The Company did not record any stock-based employee compensation expense in the consolidated statements of income associated with the acceleration of these options because the intrinsic value (excess of market price of common stock over the exercise price of option) of the options at the date of acceleration was not greater than of the original intrinsic value of the options. The Company expects that the acceleration will reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income in conjunction with adopting SFAS 123(R) by approximately $4.8 million in 2006 and $1.2 million in 2007 on a pre-tax basis.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans as well as from translation of the results of operations from the Company’s Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between US and non-US currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash flow from non-US subsidiaries. To the extent such repatriation is necessary for ADESA to meet its debt service or other obligations, these tax inefficiencies may adversely affect ADESA. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $0.7 million and $1.2 million for the three and six months ended June 30, 2005. Currency exposure of the Company’s Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. Both interest rate swap agreements contain amortizing provisions and mature in December 2006. The Company has designated its interest rate swap agreements as cash flow hedges. The earnings impact of interest rate swaps designated as cash flow hedges is recognized upon the recognition of the interest related to the hedged debt. Any ineffectiveness in a hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in the first six months of 2005 or 2004.

The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At June 30, 2005, the fair value of the interest rate swap agreements is a $0.9 million gain which is recorded in “Other assets” on the consolidated balance sheet. At December 31, 2004, the fair value of the interest rate swap agreements was a $0.2 million loss which was recorded in “Other liabilities” on the consolidated balance sheet. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains on interest rate swap agreements are included as a component of “Accumulated other comprehensive income”. At June 30, 2005, there were unrealized gains totaling $0.6 million, net of taxes of $0.3 million. At December 31, 2004, there were unrealized losses totaling $0.1 million, net of taxes of $0.1 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term interest rates for the three and six months ended June 30, 2005 would have resulted in an increase in interest expense of approximately $0.5 million and $1.0 million.

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

ADESA’s CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, handling, storage or disposal of vehicles, environmental laws and regulations, and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

ADESA Impact Taunton Facility

As previously reported, in December 2003 the Massachusetts Department of Environmental Protection (MDEP) identified the Company as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage auction facility. The salvage auction was acquired from Auto Placement Massachusetts Associates LLC in 2001. Although the source and time period(s) of the release of gasoline and contaminants of methyl tertiary butyl ether (“MTBE”) are unclear, ADESA Impact voluntarily agreed to several remediation measures including the construction of a municipal waterline to serve the residents adjacent to the site. In the second quarter of 2005, the Company entered into a settlement agreement with its environmental insurance carrier with respect to certain coverage matters which were in dispute relating to the Taunton site. The payment that was made to ADESA Impact under the settlement agreement was not material to the Company’s results of operations or financial condition. The Company has released its insurance carrier from any further claims with respect to environmental conditions at the Taunton site.

In June 2005, 64 residents of Taunton, Massachusetts filed two separate lawsuits against ADESA Impact in Massachusetts Superior Court, Bristol Division (Civil Action No.2005-00640 and Civil Action No. 2005-00641). The complaints seek approximately $5.7 million in damages for ADESA’s alleged negligence, trespass, and creation of a public nuisance arising from elevated gasoline and contaminants of MTBE in the ground water and water wells of the plaintiffs which plaintiffs contend resulted from an above ground gasoline storage tank leak or spill at ADESA Impact’s Taunton, salvage auction. In particular, plaintiffs are seeking damages for: (1) diminution in the appraised value of their respective residences (2) well contamination (3) damage to and loss of use of their property (4) pain and suffering and (5) reimbursement of certain expenses incurred as a result of the MTBE release.

ADESA Impact has filed a Notice of Removal with respect to both actions with the United States District Court for the District of Massachusetts requesting that the court remove the cases pending in the Bristol County Superior Court of the Commonwealth of Massachusetts to the federal court. Although there is the potential for an adverse judgment given the risk and uncertainties of litigation, in the event of an adverse decision, ADESA does not believe that it would have a material adverse effect on its consolidated financial condition or liquidity but could possibly be material to its consolidated results of operations in any one accounting period. ADESA Impact intends to vigorously defend itself against the claims of the plaintiffs.

The Company has a remaining accrual of $1.0 million at June 30, 2005 with respect to the Taunton matter which includes ongoing filtration and monitoring costs. This amount is included in the $3.3 million liability accrued for environmental matters at June 30, 2005.

Hallett Entities

As previously reported, wholesale vehicle businesses owned by Sean Hallett, the son of James Hallett, a former Executive Vice President of ADESA, were in default with respect to three separate lines of credit with AFC and an outstanding loan through a related entity. As of June 30, 2005, the total amount owed to AFC was $1.7 million. The lines of credit totaling $0.4 million are secured with a perfected blanket security interest in the assets of the wholesale vehicle businesses. The loan is cross-collateralized with one of the credit lines and is secured by certain unencumbered personal property valued between $0.3 million and $0.5 million. Based on an assessment of recoverability, the Company recorded provisions for credit losses totaling $1.3 million. AFC had net receivables from this individual’s wholesale vehicle business totaling $0.4 million at June 30, 2005 and December 31, 2004.

On March 4, 2005, AFC and Automotive Finance Canada, Inc. (the “AFC Entities”) met with Sean Hallett and his related companies (the “Hallett Entities”) in Toronto, Canada and participated in a mandatory mediation session in an unsuccessful effort to resolve the litigation. Hallett’s Statement of Defense and Counterclaim against AFC, AFCI, ADESA, Inc., ADESA Canada and ADESA Auctions Canada alleges that there were no outstanding obligations and that the named counterclaim defendants owe approximately $6 million to Hallett in compensatory and punitive damages. The AFC Entities intend to continue to prosecute their claims against the Hallett Entities and the litigation is currently in discovery.

Auction Management Solutions, Inc.

In March 2005, Auction Management Solutions, Inc. (“AMS”) filed a lawsuit against ADESA, Inc. in U.S. District Court for the Northern District of Georgia, Atlanta Division (Civil Action No. 05 CV 0638), alleging infringement of U.S. Patent No. 6,813,612 (the “ ‘612 Patent”) which was issued November 2, 2004 and pertains to an audio/video system for streaming instantaneous and buffer free data to and from a live auction site. The AMS complaint was served upon ADESA on July 5, 2005. The Company intends to vigorously defend itself against the infringement allegations and expects to file its answer to the complaint on or before August 24, 2005.

Although ADESA believes it has substantial defenses to the AMS claims, there is the potential for an adverse judgment given the risk and uncertainty inherent in litigation. In the event of an adverse decision, ADESA does not believe that it would have a material adverse effect on its consolidated financial condition or liquidity but could possibly be material to its consolidated results of operations in any one accounting period.

KASP, Inc.

In July 2005, the plaintiff, KASP, Inc., which is in the business of automobile auctions in Lexington, Kentucky, filed a lawsuit in the United States District Court for the Eastern District of Kentucky, London Division (Civil Action No. 05-394), alleging that ADESA, Inc., ADESA Lexington, LLC and ALLETE, Inc. violated antitrust laws by reducing fees in exchange for agreements from customers to refrain from doing business with the plaintiff. In particular, plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act and Chapter 367 of the State of Kentucky Revised Statutes. The Company intends to vigorously defend itself against the allegations made by the plaintiff.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 12, 2005, the Company completed its $130 million share repurchase program. The Company repurchased a cumulative total of 6.2 million shares at a weighted average price of $20.83 and an aggregate cost of $128.9 million pursuant to the program.

The following table provides information about purchases by ADESA of its shares of common stock during the quarter ended June 30, 2005 (in millions, except per share data):

ADESA Common Stock Repurchases (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1–April 30	1.2	$23.45	1.2	$8.6
May 1–May 31	0.3	$23.97	0.3	$—
June 1–June 30	—	$—	—	$—
Total	1.5	$23.56	1.5	$—

(1)          On August 30, 2004, the Company’s Board of Directors approved a program to repurchase up to $130 million of the Company’s common stock. The repurchase program was completed on May 12, 2005.

(2)          In addition to purchases under the $130 million program approved by the Board in August 2004, this column reflects shares surrendered in the second fiscal quarter to satisfy tax withholding obligations in connection with the vesting of restricted stock and performance share awards issued to employees.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its 2005 Annual Meeting of Stockholders on May 17, 2005 at the Ritz Charles in Carmel, Indiana. The Board of Directors of the Company solicited proxies for this meeting pursuant to a proxy statement filed under Section 14(a) of the Securities Exchange Act of 1934, as amended.

The stockholders’ voted on the following matters for the annual meeting:

Proposal No. 1—Election of Directors

The following nominees for election as directors were elected for a term of three years and received the number of votes set forth below:

Name	For	Withheld
Wynn V. Bussmann	63,077,802	13,587,058
Thomas L. Cunningham	63,046,981	13,617,879
Donald C. Wegmiller	72,145,407	4,519,453

Following the annual meeting, Dennis O. Green, Nick Smith and Deborah L. Weinstein continue to serve as directors with terms expiring at the 2006 annual meeting, and David G. Gartzke and A. R. Sales continue to serve as directors with terms expiring at the 2007 annual meeting.

Proposal No. 2—Ratification of Independent Auditors

The Audit Committee of the Board of Directors appointed PricewaterhouseCoopers LLP as the Company’s independent Registered Public Accounting Firm to audit its consolidated financial statements for the 2005 fiscal year. Although the Company was not required to seek stockholder approval of this appointment, the Board believed it to be sound corporate governance to do so. The ratification of the appointment of PricewaterhouseCoopers as the independent auditors for ADESA received the number of votes set forth below:

Ratification of Appointment of	For	Against	Abstentions	Broker Non-Votes
PricewaterhouseCoopers LLP	61,176,398	15,218,519	269,943	—

Item 6.   Exhibits

(a)          Exhibits.   The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADESA, Inc.
(Registrant)
Date: August 12, 2005	/s/ CAMERON C. HITCHCOCK
Cameron C. Hitchcock
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: August 12, 2005	/s/ SCOTT A. ANDERSON
Scott A. Anderson
Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31	2005 Annual Management Incentive Plan Bonus Targets and Compensation*	8-K	001-32198	N/A	5/2/05
10.32	ADESA, Inc. 2005 Supplemental Executive Retirement Plan*	S-8	001-32198	4.1	5/19/05
10.33	Compensation Package for Non-Management Directors*	8-K	001-32198	N/A	5/23/05
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*       Management contract or compensation plan or arrangement