Form 10-Q
period 2005-09-30
ADESA INC
filed 2005-11-09
CIK 1281949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number 001-32198

ADESA, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	35-1842546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13085 Hamilton Crossing Boulevard

Carmel, Indiana 46032

(Address of principal executive offices and zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of common stock outstanding as of November 4, 2005:

Class	Number of Shares Outstanding
Common	89,569,554

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

ADESA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues
Auction and related services	$208.1	$198.7	$636.1	$616.5
Dealer financing	32.9	28.3	94.1	85.6
Total operating revenues	241.0	227.0	730.2	702.1
Operating expenses
Cost of services	116.8	109.6	346.4	339.5
Selling, general and administrative	57.5	52.6	168.4	164.6
Depreciation and amortization	10.8	8.5	30.0	26.5
Total operating expenses	185.1	170.7	544.8	530.6
Operating profit	55.9	56.3	185.4	171.5
Interest expense	7.4	8.7	24.0	17.4
Other income, net	(2.5)	(1.8)	(6.3)	(3.2)
Loss on extinguishment of debt	2.9	14.0	2.9	14.0
Income from continuing operations before income taxes	48.1	35.4	164.8	143.3
Income taxes	16.5	13.9	62.0	56.3
Income from continuing operations	31.6	21.5	102.8	87.0
Loss from discontinued operations net of income taxes	(0.1)	—	(0.4)	(3.6)
Net income	$31.5	$21.5	$102.4	$83.4
Earnings per share—basic
Income from continuing operations	$0.35	$0.23	$1.14	$0.96
Loss from discontinued operations, net of income taxes	—	—	—	(0.04)
Net income	$0.35	$0.23	$1.14	$0.92
Earnings per share—diluted
Income from continuing operations	$0.35	$0.23	$1.14	$0.95
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.03)
Net income	$0.35	$0.23	$1.13	$0.92
Dividends declared per common share (Note 12)	$0.075	$—	$0.225	$—

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Balance Sheets

(In millions, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$286.0	$309.4
Trade receivables, net of allowances of $7.8 (2005) and $7.5 (2004)	250.5	160.2
Finance receivables, net of allowances of $3.4 (2005) and $4.3 (2004)	257.4	218.6
Deferred income taxes	32.1	28.0
Other current assets	15.6	13.7
Current assets of discontinued operations	—	0.9
Total current assets	841.6	730.8
Other assets
Goodwill	526.2	514.6
Other intangible assets, net of accumulated amortization of $27.0 (2005) and $25.1 (2004)	39.8	31.5
Other assets	51.6	58.2
Long-term assets of discontinued operations	—	1.8
Total other assets	617.6	606.1
Property and equipment, net of accumulated depreciation of $147.5 (2005) and $129.1 (2004)	598.3	576.6
Total assets	$2,057.5	$1,913.5

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Balance Sheets

(In millions, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$358.3	$227.3
Employee benefits and compensation	33.7	40.2
Other accrued expenses	39.1	35.9
Income taxes payable	19.6	25.4
Current maturities of long-term debt	80.1	37.1
Current liabilities of discontinued operations	6.7	6.7
Total current liabilities	537.5	372.6
Non-current liabilities
Long-term debt	380.0	479.0
Deferred tax liabilities	61.0	42.1
Other liabilities	6.7	8.4
Total non-current liabilities	447.7	529.5
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 50,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 500,000,000
Issued shares: 94,868,104 (2005 and 2004)	1.0	1.0
Additional paid-in capital	671.0	675.1
Retained earnings	464.4	382.2
Unearned compensation	(3.1)	(3.1)
Treasury stock, at cost:
Shares: 5,318,007 (2005)
4,343,478 (2004)	(111.6)	(85.9)
Accumulated other comprehensive income	50.6	42.1
Total stockholders’ equity	1,072.3	1,011.4
Total liabilities and stockholders’ equity	$2,057.5	$1,913.5

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

							Accumulated
	Common	Common	Additional				Other
	Stock	Stock	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Stock	Income (Loss)	Total
Balance at December 31, 2004	94.9	$1.0	$675.1	$382.2	$(3.1)	$(85.9)	$42.1	$1,011.4
Comprehensive income:
Net income				102.4				102.4
Other comprehensive income, net of tax:
Foreign currency translation							7.8
Unrealized gain on interest rate swaps							0.7
Other comprehensive income								8.5
Comprehensive income								110.9
Cash dividends paid to stockholders				(20.2)				(20.2)
Issuance of common stock under stock plans			(6.2)		—	17.8		11.6
Tax benefits from employee stock plans			2.1					2.1
Repurchase of common stock						(43.5)		(43.5)
Balance at September 30, 2005 (unaudited)	94.9	$1.0	$671.0	$464.4	$(3.1)	$(111.6)	$50.6	$1,072.3

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statements of Cash Flows

(In millions)

(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income	$102.4	$83.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.0	26.5
Bad debt expense	1.8	4.0
Deferred income taxes	14.7	7.4
Compensation associated with equity programs	2.2	0.6
Loss on extinguishment of debt	2.9	14.0
Other non-cash, net	1.6	(0.1)
	155.6	135.8
Changes in operating assets and liabilities:
Finance receivables	(40.1)	(51.6)
Trade receivables and other assets	(85.3)	(137.4)
Accounts payable and accrued expenses	70.3	162.7
Net cash provided by operating activities	100.5	109.5
Investing activities
Acquisition of businesses, net of cash acquired	(18.7)	—
Purchases of property, equipment and computer software	(47.8)	(13.1)
Purchase of other intangibles	(1.0)	—
Proceeds from the sale of property, equipment and computer software	0.1	10.4
Proceeds from the sale of discontinued operations	3.3	—
Net cash used by investing activities	(64.1)	(2.7)
Financing activities
Net increase in book overdrafts	51.1	47.3
Net increase (decrease) in lines of credit	158.0	(45.8)
Payments on long-term debt	(364.0)	(313.8)
Proceeds from long-term debt	150.0	500.0
Payments for debt issuance costs	(1.7)	(9.9)
Net proceeds from issuance of common stock	—	136.0
Issuance of common stock under stock plans	9.5	—
Dividends paid to ALLETE	—	(117.5)
Dividends paid to stockholders	(20.2)	—
Repurchase of common stock	(43.5)	—
Transfer to restricted cash	—	(10.9)
Net cash (used by) provided by financing activities	(60.8)	185.4
Effect of exchange rate changes on cash	1.0	0.6
Net (decrease) increase in cash and cash equivalents	(23.4)	292.8
Cash and cash equivalents at beginning of period	309.4	112.6
Cash and cash equivalents at end of period	$286.0	$405.4
Non-cash activities
Capital contributions from ALLETE	$—	$6.2

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

These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K (Commission file number 001-32198) filed with the Securities and Exchange Commission (“SEC”). As used herein, the terms the “Company” and “ADESA” shall mean ADESA, Inc. and its consolidated subsidiaries. The term “ALLETE” shall mean ADESA’s former parent, ALLETE, Inc. and its consolidated subsidiaries.

ADESA is North America’s largest publicly traded provider of wholesale vehicle auctions and used vehicle dealer floorplan financing. The Company is the second largest used vehicle auction network in North America, based upon the number of used vehicles passing through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. In addition, through its wholly owned subsidiary Automotive Finance Corporation (“AFC”), the Company primarily provides short-term inventory-secured financing, known as floorplan financing, primarily to used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities.

Certain reclassifications, including the reclassification of the results of ComSearch, Inc. to discontinued operations as a result of its sale in the third quarter of 2005, have been made to prior year amounts to conform to current year presentation.

Note 2—New Accounting Standards

ADESA discloses pro forma net income and earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), Share-Based Payment. This statement revises SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost of employees services received in exchange for an award of equity instruments be recognized in the income statement. Compensation cost will be measured

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

based on the grant-date fair value of the equity instruments issued. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period—specific effects or the cumulative effect of the change. SFAS 154 also requires that any change in accounting method of depreciation, amortization or depletion for long-lived assets be accounted for prospectively as a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 on January 1, 2006.

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

On March 9, 2005, the Board of Directors (the “Board”) of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have an exercise price of $24. The awards accelerated were made under the ADESA, Inc. 2004 Equity and

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Incentive Plan in conjunction with ADESA’s initial public offering (“IPO”) in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company’s common stock became exercisable immediately. The options awarded in conjunction with the IPO to the Company’s named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

The Company and its Board considered several factors in determining to accelerate the vesting of these options. Primarily, the acceleration will enhance the comparability of the Company’s financial statements in prior and subsequent periods. The options awarded to the executive officers were special, one-time grants in conjunction with the Company’s IPO. As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the Company’s expected future grants. The Company and Board also believe that the acceleration is in the best interest of the stockholders as it will reduce the Company’s reported stock option expense in future periods mitigating the future impact of SFAS 123(R).

As a result of the acceleration, the Company disclosed incremental, pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in the first quarter of 2005. The acceleration also resulted in a $2.0 million and $1.1 million reduction in the after-tax pro forma stock-based employee compensation expense disclosed in the second and third quarters of 2005. In addition, the acceleration will result in a reduction in the expected after-tax pro forma stock-based employee compensation expense for the fourth quarter of 2005 of $1.1 million. The Company did not record any stock-based employee compensation expense in the consolidated statements of income associated with the acceleration of these options because the intrinsic value (the excess of the market price of the common stock over the exercise price of option) at the date of acceleration was not greater than the original intrinsic value of the options. The Company expects that the acceleration will reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income in conjunction with adopting SFAS 123(R) by approximately $4.8 million in 2006 and $1.2 million in 2007 on a pre-tax basis.

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

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

(in millions except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reported net income	$31.5	$21.5	$102.4	$83.4
Add: stock-based employee compensation included in reported net income, net of tax (1)	0.4	0.3	1.1	0.7
Deduct: total stock-based employee compensation expense, net of tax	(0.8)	(2.4)	(12.2)	(3.3)
Pro forma net income	$31.1	$19.4	$91.3	$80.8
Earnings per share:
Basic—as reported	$0.35	$0.23	$1.14	$0.92
Basic—pro forma	$0.35	$0.20	$1.01	$0.89
Diluted—as reported	$0.35	$0.23	$1.13	$0.92
Diluted—pro forma	$0.35	$0.20	$1.01	$0.89

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

During the first, second and third quarters of 2005, the Company awarded approximately 40,500, 19,100 and 18,200 restricted stock units (“RSUs”), respectively, under the Company’s 2004 Equity and Incentive Plan to employees representing approximately $0.9 million, $0.4 million and $0.4 million, respectively, of unearned compensation at the grant dates. Under the Plan, certain executive officers receive an annual RSU grant equal to 25% of the bonus earned in the prior year. The awards granted during the first quarter of 2005 included approximately 18,800 RSUs (which vest after three years) granted to these certain executive officers of the Company. The vesting schedule for the remaining RSUs granted during the first and second quarters generally range from one to three years from the date of grant. Compensation expense related to RSU awards is recognized ratably over the vesting period.

Note 4—Acquisitions

On May 3, 2005, the Company completed the purchase of certain assets of ABC Washington Dulles, LLC to gain access to the Washington, D.C. auction market. The assets included an 83-acre leased auction facility located in Sterling, Virginia, which commenced operations in 2001 offering six auction lanes and reconditioning facilities, the related operating equipment and all customer relationships related to the auction. In addition, the Company has operating lease obligations related to the facility through 2025. Initial annual lease payments for the facility are approximately $1.9 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

On June 30, 2005, the Company acquired an independently owned salvage auction facility serving Charlotte and western North Carolina. The assets included an 120-acre facility, the related operating equipment, accounts receivable, and all customer relationships related to the auction. The Company did not assume any material liabilities or indebtedness in connection with the acquisition. Commencing in the third quarter of 2005, financial results for this acquisition have been included in the Company’s consolidated financial statements.

In the second quarter of 2005, ADESA acquired the two previously mentioned auctions for a total cost of $18.7 million, in cash. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $3.9 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives ranging from 2 to 20 years. The purchase price allocations resulted in aggregate goodwill of $10.8 million. The goodwill was assigned to the auction and related services reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results for the acquisitions were not material.

Note 5—Long-Term Debt

Long-term debt consists of the following (in millions):

			September 30,	December 31,
	Interest Rate	Maturity	2005	2004

Term Loan A	LIBOR + 1.25%	06/30/2010	$142.5	$157.5
Term Loan B	LIBOR + 2.50%	06/21/2010	—	199.0
$350 million revolving credit facility	LIBOR + 1.25%	06/30/2010	158.0	NA
Atlanta capital lease obligation	5.0%	12/01/2013	34.5	34.5
Other, secured by property	6.0%	12/31/2005	0.1	0.1
Senior subordinated notes	7 5/8%	06/15/2012	125.0	125.0
Total debt			460.1	516.1
Less current portion of long-term debt			80.1	37.1
Long-term debt			$380.0	$479.0

On July 25, 2005, the Company entered into a $500 million credit facility, pursuant to the terms and conditions of an amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement amends and restates ADESA’s $525 million credit facility, dated as of June 21, 2004. The Credit Agreement has a five year term that expires on June 30, 2010. Under the terms of the Credit Agreement, the lenders have committed to provide advances and letters of credit in an aggregate amount of up to $500 million. Borrowings under the Credit Agreement may be used to refinance certain of ADESA’s outstanding debt, to finance working capital, capital expenditures and acquisitions permitted under the Credit Agreement and for other corporate purposes. The Credit Agreement provides for a five year $150 million term loan and a $350 million revolving credit facility. The term loan will be repaid in 20 quarterly installments, with the final payment due on June 30, 2010. The revolving credit facility may be used for loans, and up to

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

$25 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until June 30, 2010, at which time all amounts borrowed must be repaid.

The revolving credit facility and the term loan facility bear interest at a rate equal to LIBOR plus a margin ranging from 87.5 basis points to 150 basis points depending on the Company’s total leverage ratio. ADESA’s initial margin based on its current leverage ratio is 125 basis points. The Term Loan B facility was eliminated in the amended $500 million facility.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments.  At September 30, 2005, the Company was in compliance with the covenants contained in the credit facility. The credit facility is guaranteed by substantially all of the Company’s material domestic subsidiaries (excluding, among others, AFC Funding Corporation), and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65 percent of certain capital interests of the Company’s Canadian subsidiaries.

As a result of amending the credit agreement, the Company incurred a third quarter charge of approximately $2.9 million related to the write-off of certain unamortized debt issue costs and related expenses associated with the amended and restated credit agreement.

Note 6—Derivatives

The Company uses interest rate swap agreements to manage its exposure to interest rate movements and to reduce borrowing costs. The Company designates its interest rate swap agreements as cash flow hedges. The earnings impact of interest rate swaps designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in a hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in the first nine months of 2005 or 2004.

In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. In conjunction with the amended and restated senior credit facility, the Company terminated its interest rate swap for the former Term Loan B facility (swap agreement with notional amount of $60 million) in the third quarter of 2005. As a result, the unrealized gain of approximately $0.5 million recorded in “Other comprehensive income” was realized in “Other income, net” during the third quarter. The remaining interest rate swap agreement contains amortizing provisions and matures in December 2006.

At September 30, 2005, the fair value of the interest rate swap agreement is a $0.9 million gain, which is recorded in “Other assets” on the consolidated balance sheet. At December 31, 2004, the fair value of the interest rate swap agreements was a $0.2 million loss which was recorded in “Other liabilities” on the consolidated balance sheet. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains and losses on interest rate swap agreements are included as a component of “Accumulated other comprehensive income”. At September 30, 2005, there were unrealized gains totaling $0.6 million, net of taxes of $0.3 million. At December 31, 2004, there were unrealized losses totaling $0.1 million, net of taxes of $0.1 million.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

In November 2005, the Company entered into an interest rate swap agreement with a notional amount of $40 million to manage its exposure to interest rate movements on its variable rate credit facility. The new swap has been designated as a cash flow hedge and matures in May 2008.

Note 7—Finance Receivables

AFC sells the majority of its US dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, special purpose subsidiary (AFC Funding Corporation) that is consolidated for accounting purposes in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The special purpose subsidiary, AFC Funding Corporation, was established for the purpose of purchasing AFC’s finance receivables. Effective July 8, 2005, AFC and AFC Funding Corporation amended their securitization agreement. As part of the amendment, the expiration date of the agreement was extended from January 2006 to June 30, 2008. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by the subsidiary to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had $425 million of committed liquidity at September 30, 2005. Receivables sold to the bank conduit facility are not reported on the Company’s consolidated balance sheet.

At September 30, 2005, AFC managed total finance receivables of $664.6 million, of which $584.8 million had been sold to AFC Funding Corporation. AFC Funding Corporation sold $403.8 million of these finance receivables to the bank conduit facility with recourse to AFC Funding Corporation at September 30, 2005, leaving $260.8 million of gross finance receivables recorded on the Company’s consolidated balance sheet at September 30, 2005.

Receivables under management, sold, and retained were as follows (in millions):

Finance Receivables	September 30, 2005	December 31, 2004
Total receivables managed	$664.6	$582.7
Less: amounts sold	(403.8)	(359.8)
Receivables retained	260.8	222.9
Less: allowance for losses	(3.4)	(4.3)
Net finance receivables	$257.4	$218.6

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA’s credit facility. At September 30, 2005 the Company was in compliance with the covenants contained in the securitization agreement.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Earnings Per Share

The following table sets forth the computation of earnings per share (in millions, except per share data):

	Three Month Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income from continuing operations	$31.6	$21.5	$102.8	$87.0
Loss from discontinued operations, net of income taxes	(0.1)	—	(0.4)	(3.6)
Net income	$31.5	$21.5	$102.4	$83.4
Weighted average common shares outstanding	89.53	94.86	89.97	91.03
Effect of dilutive stock options and restricted stock awards	0.44	0.25	0.46	0.10
Weighted average common shares outstanding and assumed conversions	89.97	95.11	90.43	91.13
Earnings per share—basic
Income from continuing operations	$0.35	$0.23	$1.14	$0.96
Loss from discontinued operations, net of income taxes	—	—	—	(0.04)
Net income	$0.35	$0.23	$1.14	$0.92
Earnings per share—diluted
Income from continuing operations	$0.35	$0.23	$1.14	$0.95
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.03)
Net income	$0.35	$0.23	$1.13	$0.92

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period. Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company’s stock-based employee compensation programs. Total options outstanding at September 30, 2005 and 2004, were approximately 4.6 million and 4.5 million. Stock options with an exercise price per share greater than the average market price per share were excluded in the calculation of diluted earnings per share for all periods presented as including these options would have an anti-dilutive impact. Approximately 3.1 million options were excluded from diluted earnings per share for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2004, approximately 3.0 million options were excluded from diluted earnings per share.

On May 12, 2005, the Company completed its $130 million share repurchase program. The Company repurchased a cumulative total of 6.2 million shares at a weighted average price of $20.83 and an aggregate cost of $128.9 million pursuant to the program.

Note 9—Comprehensive Income

Comprehensive income is comprised of net income adjusted for changes in foreign currency translation and unrealized gains or losses on interest rate swap contracts designated and qualifying as cash

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

flow hedges. For the third quarter 2005 and 2004, comprehensive income was $44.0 million and $34.0 million. Comprehensive income for the nine months ended September 30, 2005 and 2004 was $110.9 million and $89.4 million. The changes in comprehensive income are primarily due to changes in net income and volatility in the Canadian currency exchange rates.

Note 10—Segment Information

The Company operates in two business segments: (1) Auction and Related Services and (2) Dealer Financing. These reportable segments offer different services and have fundamental differences in their operations. A holding company is maintained separately from the two reportable segments and contains corporate office expenses including costs associated with being a public company, such as salaries, benefits, travel costs for the corporate management team, Board of Directors’ fees, investor relations costs, incremental insurance, treasury, legal, accounting, and risk management costs. Holding company interest includes the interest incurred on the corporate debt structure. The majority of costs incurred at the holding company are not allocated to the two business segments.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company’s two reportable segments, Auction and Related Services and Dealer Financing, is set forth below (in millions):

	Auction and	Dealer	Holding
	Related Services	Financing	Company	Consolidated
Three Months Ended September 30, 2005
Operating revenues	$208.1	$32.9	$—	$241.0
Operating expenses
Cost of services	110.5	6.3	—	116.8
Selling, general and administrative	47.4	5.3	4.8	57.5
Depreciation and amortization	9.6	1.0	0.2	10.8
Total operating expenses	167.5	12.6	5.0	185.1
Operating profit (loss)	40.6	20.3	(5.0)	55.9
Interest expense	1.0	—	6.4	7.4
Other income, net	(1.2)	(0.2)	(1.1)	(2.5)
Loss on extinguishment of debt	—	—	2.9	2.9
Income (loss) from continuing operations before income taxes	40.8	20.5	(13.2)	48.1
Income taxes	14.0	7.7	(5.2)	16.5
Income (loss) from continuing operations	$26.8	$12.8	$(8.0)	$31.6
Assets	$1,401.2	$333.5	$322.8	$2,057.5
Three Months Ended September 30, 2004
Operating revenues	$198.7	$28.3	$—	$227.0
Operating expenses
Cost of services	103.9	5.7	—	109.6
Selling, general and administrative	43.8	4.6	4.2	52.6
Depreciation and amortization	7.3	1.1	0.1	8.5
Total operating expenses	155.0	11.4	4.3	170.7
Operating profit (loss)	43.7	16.9	(4.3)	56.3
Interest expense	2.9	—	5.8	8.7
Other income, net	(1.1)	(0.1)	(0.6)	(1.8)
Loss on extinguishment of debt	—	—	14.0	14.0
Income (loss) from continuing operations before income taxes	41.9	17.0	(23.5)	35.4
Income taxes	16.4	6.8	(9.3)	13.9
Income (loss) from continuing operations	$25.5	$10.2	$(14.2)	$21.5
Assets	$1,534.1	$338.3	$272.2	$2,144.6

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

	Auction and	Dealer	Holding
	Related Services	Financing	Company	Consolidated
Nine Months Ended September 30, 2005
Operating revenues	$636.1	$94.1	$—	$730.2
Operating expenses
Cost of services	327.9	18.5	—	346.4
Selling, general and administrative	138.8	15.5	14.1	168.4
Depreciation and amortization	26.5	3.1	0.4	30.0
Total operating expenses	493.2	37.1	14.5	544.8
Operating profit (loss)	142.9	57.0	(14.5)	185.4
Interest expense	3.9	—	20.1	24.0
Other income, net	(3.2)	(0.3)	(2.8)	(6.3)
Loss on extinguishment of debt	—	—	2.9	2.9
Income (loss) from continuing operations before income taxes	142.2	57.3	(34.7)	164.8
Income taxes	53.7	21.9	(13.6)	62.0
Income (loss) from continuing operations	$88.5	$35.4	$(21.1)	$102.8
Assets	$1,401.2	$333.5	$322.8	$2,057.5
Nine Months Ended September 30, 2004
Operating revenues	$616.5	$85.6	$—	$702.1
Operating expenses
Cost of services	322.3	17.2	—	339.5
Selling, general and administrative	137.0	15.5	12.1	164.6
Depreciation and amortization	23.0	3.4	0.1	26.5
Total operating expenses	482.3	36.1	12.2	530.6
Operating profit (loss)	134.2	49.5	(12.2)	171.5
Interest expense	10.7	—	6.7	17.4
Other (income) expense, net	(2.7)	0.1	(0.6)	(3.2)
Loss on extinguishment of debt	—	—	14.0	14.0
Income (loss) from continuing operations before income taxes	126.2	49.4	(32.3)	143.3
Income taxes	49.2	19.8	(12.7)	56.3
Income (loss) from continuing operations	$77.0	$29.6	$(19.6)	$87.0
Assets	$1,534.1	$338.3	$272.2	$2,144.6

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Discontinued Operations

In August 2005, ADESA sold ComSearch, Inc. which provides professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. In February 2003, ADESA approved a plan to discontinue the operations of its vehicle importation business. The financial results of ComSearch and the vehicle importation business have been accounted for as discontinued operations. Both businesses were formerly included in the Auction and Related Services segment.

Net loss from discontinued operations for the nine months ended September 30, 2005 includes interest related to an adverse judgment in a suit related to the Company’s former vehicle importation business, operating losses generated by ComSearch and the $0.1 million net of tax loss on sale of the ComSearch business. Net loss from discontinued operations in 2004 includes a $6.7 million pre-tax charge related to the vehicle importation business adverse judgment, including the related interest and legal costs, partially offset by $0.8 million in pre-tax income generated by ComSearch.

At September 30, 2005 and December 31, 2004, there were $0 and $2.7 million in assets and $6.7 million in liabilities related to discontinued operations. Assets at December 31, 2004 primarily represent receivables and property, plant and equipment related to the former ComSearch corporate offices. Liabilities at September 30, 2005 and December 31, 2004 primarily represent the accrual of the importation adverse judgment, currently under appeal, and accrued interest on the award pursuant to Michigan law.

The following summarizes financial information for the discontinued operations (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues	$0.4	$1.5	$2.9	$4.7
Gain/(Loss) from discontinued operations before income taxes	(0.2)	0.1	(0.5)	(5.9)
Net loss from discontinued operations	(0.1)	—	(0.4)	(3.6)
Net loss per share from discontinued operations—basic	—	—	—	(0.04)
Net loss per share from discontinued operations—diluted	—	—	(0.01)	(0.03)

Note 12—Dividends

On September 15, 2005, the Company paid a third quarter dividend of $0.075 per common share. Cash dividends declared per share excludes dividends declared and paid to ALLETE prior to ADESA becoming an independent public company. On October 26, 2005, the Company’s Board of Directors declared a fourth quarter dividend of $0.075 per common share payable December 15, 2005, to stockholders of record on November 14, 2005.

Note 13—Income Taxes

The effective income tax rates for the quarters ended September 30, 2005 and 2004 were 34.3% and 39.3%. The income tax rates for the nine-month periods ended September 30, 2005 and 2004 were 37.6% and 39.3%. The decrease in the effective tax rate was primarily the result of the following: the recognition of certain 2004 provision to tax return differences, the elimination of valuation allowances for state net operating losses and tax credits, and changes in estimates regarding tax contingencies.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14—Commitments and Contingencies

The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in “Other accrued expenses” and “Other liabilities” at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company’s operating results in that period. Legal fees are expensed as incurred.

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $3.1 million and $4.8 million at September 30, 2005 and December 31, 2004.

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

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Subsequent Event

On November 2, 2005, the Company completed the purchase of certain assets of the “Ohio Connection,” a group of four independently owned salvage auctions that handle approximately 20,000 vehicles annually. The assets include the operating equipment and all customer relationships related to the auctions. In addition, the Company has operating lease obligations related to the four facilities through 2025. Initial annual lease payments for the facilities total approximately $0.5 million per year. Two of the purchase agreements include contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The Company did not assume any other significant liabilities or indebtedness in connection with the acquisition. This acquisition is effective November 1, 2005 and the purchase price allocation will be completed in the Company’s fourth quarter ending December 31, 2005. Financial results for this acquisition will be included in the Company’s consolidated financial statements from the date of acquisition.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends, and uncertainties. In particular, statements made in this report that are not historical facts (including but not limited to expectations, estimates, assumptions and projections regarding the industry, business, future operating results, and anticipated cash requirements) may be forward-looking statements. Actual results could differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Factors that May Affect Future Results” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 29, 2005. Some of these factors include: general business conditions; trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing; economic conditions including fuel prices, Canadian exchange rate and interest rate fluctuations; competition; market trends; business development activities, including acquisitions; investments in technology; litigation developments; weather; changes in applicable tax laws and regulations (including significant accounting and tax matters), vehicle production and other risks described from time to time in ADESA’s filings with the Securities and Exchange Commission (“SEC”). Many of these risk factors are outside of ADESA’s control, and as such, they involve risks which are not currently known to ADESA that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date hereof and ADESA does not undertake to update its forward-looking statements.

The Company’s future growth depends on a variety of factors, including its ability to increase volume, acquire additional auctions, manage expansion, control costs in its operations, introduce modest fee increases and new services, consolidate future auction acquisitions into existing operations and retain its executive officers and key employees.  In addition, the Company’s indebtedness will require it to use a portion of its operating cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion and ongoing capital expenditures. Accordingly, the Company cannot predict whether its growth strategy will be successful. In addition, the Company cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on its auction business.

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

Executive Overview

The third quarter of 2005 presented a challenging operating environment for ADESA. There was continued pressure on the wholesale used vehicle market from original equipment manufacturers pricing programs and weather related disruptions, along with increasing fuel prices due to the hurricanes in the gulf coast. Despite these challenges, ADESA achieved 6% growth in revenues compared with the third quarter of 2004, while third quarter vehicle sold volumes were down slightly compared with the third quarter of 2004. The Company’s Auction and Related Services segment posted 6% growth in revenue per vehicle sold to $438 per vehicle compared with the third quarter of 2004, representing the tenth consecutive quarter of year-over-year growth in revenue per vehicle sold. AFC posted 3% growth in loan transaction volume to almost 277,000 loan transactions compared with the third quarter of 2004, representing the ninth consecutive quarter of year-over-year growth in loan transactions.

For the three months ended September 30, 2005, the Company reported revenue of $241.0 million and income from continuing operations of $31.6 million or $0.35 per diluted share, compared with revenue of $227.0 million and income from continuing operations of $21.5 million or $0.23 per diluted share for the quarter ended September 30, 2004.  Results for the third quarter of 2005 included a net $1.5 million after-tax charge related to the refinancing of the Company’s senior credit facility. Results for the third quarter of 2004 included $8.7 million of after-tax debt prepayment and spin-related charges. In the third quarter of 2005, operating profit was negatively impacted by new vehicle incentive programs and higher fuel prices which contributed to 100 basis point decrease in the used vehicle conversion rate. However, results for the third quarter of 2005 benefited from an effective tax rate of 34.3 percent compared with 39.3 percent in the third quarter of 2004. Cash provided by operations was $100.5 million for the nine months ended September 30, 2005, compared with cash provided by operations of $109.5 million for the nine months ended September 30, 2004.

Capital expenditures for the nine months ended September 30, 2005 totaled $47.8 million compared with $13.1 million in the first nine months of 2004. The Company continues to invest in its core information technology capabilities as well as in lane and capacity expansion, and real estate. In the fourth quarter of 2005, the Company commenced its roll-out of Auction Access®, a nationwide dealer registration program that prevents dealers from having to re-register at multiple auction locations. In addition, the Company is now rolling-out its AutoVision® wireless vehicle inspection technology to its used vehicle auction operations. Management believes that these areas of investment are critical to both maintaining the Company’s competitive position and positioning itself for future growth. In addition, the Company is optimistic about its acquisition opportunities and is focused on accelerating its deployment of capital.

Critical Accounting Estimates

In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of operations and financial condition of the Company include: uncollectible receivables and allowance for credit losses and doubtful accounts, recoverability of goodwill and long-lived assets, self-insurance programs, legal proceedings and other loss contingencies, and income taxes.

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

ADESA continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. The Company’s critical accounting estimates are discussed in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. In addition, ADESA’s most significant accounting polices are discussed in Note 3 and elsewhere in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, which includes audited financial statements for the three years ended December 31, 2004. The Company completed its annual goodwill impairment testing in the second quarter of 2005 and management concluded there was no resulting impairment.

Seasonality

Generally, the volume of vehicles sold at the Company’s auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter volume of vehicles sold is generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affect the demand side of the auction industry. Auction volumes tend to decline during prolonged periods of winter weather conditions.  In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The Company’s earnings are generally highest in the second calendar quarter. The fourth calendar quarter typically has the lowest earnings as a result of the lower auction volume and additional costs associated with the holidays and winter weather.

Results of Operations

The following table sets forth operations data for the periods indicated (in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Operations Data:	2005	2004	$	%	2005	2004	$	%
Auction and related services Revenue
US	$164.5	$160.3			$501.3	$493.9
Canada	43.6	38.4			134.8	122.6
Dealer financing revenue
US	30.9	26.7			88.0	80.7
Canada	2.0	1.6			6.1	4.9
Total revenue	241.0	227.0	14.0	6%	730.2	702.1	28.1	4%
Cost of services	116.8	109.6	7.2	7%	346.4	339.5	6.9	2%
Selling, general and administrative	57.5	52.6	4.9	9%	168.4	164.6	3.8	2%
Depreciation and amortization	10.8	8.5	2.3	27%	30.0	26.5	3.5	13%
Operating profit	55.9	56.3	(0.4)	(1)%	185.4	171.5	13.9	8%
Net income	$31.5	$21.5	$10.0	47%	$102.4	$83.4	$19.0	23%

The following table sets forth operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operations Data:	2005	2004	2005	2004
Auction and related services revenue	86.3%	87.5%	87.1%	87.8%
Dealer financing revenue	13.7%	12.5%	12.9%	12.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	48.5%	48.3%	47.4%	48.4%
Selling, general and administrative	23.8%	23.2%	23.1%	23.4%
Depreciation and amortization	4.5%	3.7%	4.1%	3.8%
Operating profit	23.2%	24.8%	25.4%	24.4%

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

Three Months Ended September 30, 2005

Operating Revenue

Auction and Related Services

	Three Months Ended September 30,
(In millions except volumes and per vehicle amounts)	2005	2004	% Change
Auction and related services revenue	$208.1	$198.7	5%
Vehicles sold
Used	430,045	431,449	(< 1)%
Salvage	45,482	46,934	(3)%
Total vehicles sold	475,527	478,383	(< 1)%
Used vehicle conversion percentage	58.8%	59.8%
Revenue per vehicle sold	$438	$415	6%

Revenue from auction and related services increased $9.4 million, or 5%, to $208.1 million for the quarter ended September 30, 2005, compared with $198.7 million for the quarter ended September 30, 2004. This increase in revenue was primarily a result of a 6% increase in revenue per vehicle sold.

Revenue per vehicle sold increased $23, or 6%, for the quarter ended September 30, 2005 compared with the quarter ended September 30, 2004. The 6% increase in revenue per vehicle sold resulted in increased auction and related services revenue of approximately $10.6 million including fluctuations in the Canadian exchange rate which positively impacted revenue by approximately $3.5 million (or $7 per vehicle) for the quarter ended September 30, 2005, compared with the quarter ended September 30, 2004. The increase in revenue per vehicle sold is primarily attributable to selected fee increases, the effect of changes in the Canadian currency exchange rates, as well as the Company’s increased penetration rate for Internet and other ancillary services.

The total number of vehicles sold decreased less than 1% in the third quarter of 2005 compared with the third quarter of 2004, resulting in a decrease in auction and related services revenue of approximately $1.2 million compared with the three months ended September 30, 2004. The industry-wide decline in off-lease vehicles and declines in repossessed vehicle volumes available for sale at auctions continued during the third quarter of 2005 and was partially offset by revenues from the Company’s second quarter acquisitions totaling $4.1 million in the third quarter of 2005. In addition, dealer vehicles sold increased over 7% compared with the third quarter of 2004 as the Company continues to focus on increasing dealer volumes.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, decreased to 58.8% in the third quarter of 2005 from 59.8% in the third quarter of 2004.  New vehicle pricing programs offered by several of the automotive original equipment manufacturers and the significant increase in fuel prices contributed to a soft used vehicle market for independent dealers. The resulting declines in used vehicle prices, especially prices for sport utility and full-sized vehicles, as well as the continued mix shift from institutional towards more dealer consignment vehicles contributed to the 100 basis point decline in the used vehicle conversion rate. Although the new vehicle incentive programs have resulted in continued downward pressure on used vehicle prices and conversion rates in the short-term, the current increases in new vehicle sales could eventually result in increased vehicle auction volumes in the long-term.

The Company continues to focus its efforts on increasing dealer consignment volumes with centrally coordinated dealer consignment strategies. The continued mix shift from institutional towards more dealer consignment vehicles could negatively impact revenue per vehicle sold and conversion rates while positively impacting operating margins.

Dealer Financing

	Three Months Ended September 30,
(In millions except volumes and per loan amounts)	2005	2004	% Change
Dealer financing revenue
Gain on sale of finance receivables	$15.9	$15.3
Interest and fee income	16.3	13.4
Other revenue	0.2	0.3
Provision for credit losses	0.5	(0.7)
Total dealer financing revenue	$32.9	$28.3	16%
Loan transactions	276,985	267,863	3%
Revenue per loan transaction	$119	$106	12%

Dealer financing revenue increased to $32.9 million for the quarter ended September 30, 2005, compared with $28.3 million for the quarter ended September 30, 2004. The increase in dealer financing revenue was driven by a 12% increase in revenue per loan transaction and a 3% increase in the number of loan transactions for the third quarter of 2005 compared with the third quarter of 2004. The increase in loan transactions was primarily a result of an increase in floorplan utilization by AFC’s existing dealer base.

Revenue per loan transaction increased $13, or 12%, primarily driven by increased interest and fee income of $2.9 million (the Federal Funds rate increased 200 basis points compared with the third quarter of 2004).  In addition, the provision for credit losses decreased during the third quarter of 2005 increasing total dealer financing revenue by $1.2 million compared with the third quarter of 2004.

AFC’s competition includes Manheim Automotive Financial Services, Auto Use, Dealer Services Corporation (“DSC”), other specialty lenders, banks and financial institutions. In July 2005, DSC, founded by AFC’s former president, commenced lending operations in numerous locations where AFC has loan offices including the six Auction Broadcasting Company LLC auctions formerly serviced on-site by AFC. As previously reported, AFC initiated litigation against DSC and certain of its employees, who formerly worked at AFC, alleging misappropriation of AFC’s trade secrets and confidential information. DSC filed an answer and counterclaim in early September. In October 2005, AFC and DSC entered into a comprehensive settlement agreement which provides, among other matters, for the proscribed treatment of such confidential business information on an ongoing basis and prohibits certain business practices and communications with respect to the parties. AFC is focused on all of its competition in the marketplace and will continue to take actions from time to time to enhance the competitiveness of its product offerings.

Cost of Services

Cost of services increased $7.2 million, or 7%, for the three months ended September 30, 2005, compared with the three months ended September 30, 2004. The addition of the Washington D.C. auction and the Charlotte salvage auction resulted in an additional $3.3 million in cost of services. Increases in transportation costs, which include fuel costs, and lower used vehicle conversion rates were also leading drivers increasing cost of services. In addition, fluctuations in the Canadian exchange rate increased cost of services by approximately $1.7 million. These increases were partially offset by the impact of the used vehicle market mix shift toward more dealer vehicles.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.9 million, or 9%, for the quarter ended September 30, 2005, compared with the quarter ended September 30, 2004, primarily due to compensation and related employee benefit cost increases, dealer consignment related marketing and promotion costs, training, Sarbanes-Oxley costs and an increase of $0.7 million associated with fluctuations in the Canadian exchange rate.

Depreciation and Amortization

Depreciation and amortization totaled $10.8 million for the three months ended September 30, 2005, representing a $2.3 million increase, or 27%, from the $8.5 million reported for the three months ended September 30, 2004. The increase in depreciation and amortization is representative of the Company’s increased capital spending in 2005 compared with 2004.

Operating Profit

Operating profit decreased $0.4 million, or 1%, for the three months ended September 30, 2005, compared with the three months ended September 30, 2004 as a result of increases in each component of operating expenses. As a percentage of revenue, operating profit decreased to 23.2% in the third quarter of 2005 compared with 24.8% in the third quarter of 2004. In the third quarter of 2005, auction and related services operating profit was negatively impacted by new vehicle incentive programs and higher fuel prices which contributed to a 100 basis point decrease in the used vehicle conversion rate and increased transportation costs. The decrease in operating profit from the auctions and related services segment and increased expenses in the holding company were partially offset by increased operating profit from dealer financing segment primarily driven by increased revenue.

Interest Expense

Interest expense decreased $1.3 million, or 15%, for the quarter ended September 30, 2005, compared with the quarter ended September 30, 2004, as a result of lower debt balances in combination with interest rate benefits received from the Company’s July 2005 debt refinancing.

Loss on Extinguishment of Debt

In the third quarter of 2005, the Company recorded a non-recurring $2.9 million pretax charge for the write-off of certain unamortized debt issuance costs associated with the Company’s June 2004 credit facility and certain expenses related to the July 2005 amended and restated credit facility. The Term Loan B facility was repaid in conjunction with the amended and restated credit facility and the related interest rate swap agreement was terminated in the third quarter of 2005 resulting in a  pretax non-recurring gain of $0.5 million. The $0.5 million gain was recorded in “Other income, net” and when combined with the $2.9 million charge, resulted in a net pretax charge of $2.4 million related to the amendment and restatement of the credit facility.

In the third quarter of 2004, ADESA redeemed its $90 million 7.7% Series A Senior Notes due 2006 and its $35 million 8.1% Series B Senior Notes due 2010, which resulted in non-recurring prepayment expenses of $14.0 million before taxes, including an early redemption penalty and the write-off of unamortized debt issuance costs.

Income Taxes

The effective income tax rate on income from continuing operations declined to 34.3% for the quarter ended September 30, 2005, compared with the effective tax rate of 39.3% for the quarter ended September 30, 2004. The decrease in the effective tax rate was primarily the result of the following: the recognition of certain 2004 provision to tax return differences, the elimination of valuation allowances for state net operating losses and tax credits, and changes in estimates regarding tax contingencies. The Company continues to implement certain tax planning strategies as a result of its ongoing review of its tax structure and tax position in both the United States and Canada as an independent public company. The Company currently expects its long-term effective tax rate will be approximately 37.5% to 38%.

Discontinued Operations

In August 2005, ADESA sold ComSearch, Inc., a non-core business providing professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. In February 2003, ADESA approved a plan to discontinue the operations of its vehicle importation business. The financial results of the ComSearch and vehicle importation businesses have been classified as discontinued operations. Net loss from discontinued operations for the quarter ended September 30, 2005 includes the third quarter operating income of ComSearch offset by the loss on sale of the ComSearch business and interest accruing on the vehicle importation business adverse judgment.

Significant Items Affecting Comparability

The Company incurred various charges in 2004 and 2005 related to its initial public offering and subsequent separation from ALLETE and subsequent restructuring of its debt that affect the comparability of its reported results of operations. The impact of these transactions on income from continuing operations is as follows (in millions):

	Three Months Ended September 30,
	2005	2004

Non-recurring items:
Debt prepayment and transaction-related expenses	$2.9	$14.4
Gain on termination of swap	(0.5)	—
	2.4	14.4
Tax benefit of above items	(0.9)	(5.7)
Decrease to income from continuing operations	$1.5	$8.7

In the third quarter of 2005, the company recorded a charge for the write-off of certain unamortized debt issuance costs associated with the Company’s June 2004 credit facility and certain expenses related to the amended and restated credit facility. In addition, an interest rate swap agreement related to the former Term Loan B facility was terminated in the third quarter of 2005. Debt prepayment expenses in 2004 consisted of make-whole premiums related to the redemption of the Company’s senior notes and write-off of related unamortized debt issuance costs. The non-recurring transaction-related expenses in 2004 consisted primarily of legal and professional fees associated with the Company’s initial public offering and separation from ALLETE.

Nine Months Ended September 30, 2005

Operating Revenue

Auction and Related Services

	Nine Months Ended September 30,
(In millions except volumes and per vehicle amounts)	2005	2004	% Change
Auction and related services revenue	$636.1	$616.5	3%
Vehicles sold
Used	1,334,790	1,357,355	(2)%
Salvage	149,665	154,441	(3)%
Total vehicles sold	1,484,455	1,511,796	(2)%
Used vehicle conversion percentage	63.3%	63.2%
Revenue per vehicle sold	$429	$408	5%

Revenue from auction and related services increased $19.6 million, or 3%, to $636.1 million for the nine months ended September 30, 2005, compared with $616.5 million for the nine months ended September 30, 2004. This increase in revenue was a result of a 5% increase in revenue per vehicle sold during the first nine months of 2005 offset by a 2% decrease in vehicles sold.

Revenue per vehicle sold increased $21, or 5%, for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The 5% increase in revenue per vehicle sold resulted in increased auction and related services revenue of approximately $30.8 million including fluctuations in the Canadian exchange rate which positively impacted revenue by approximately $10.6 million for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004. The increase in revenue per vehicle sold is primarily attributable to selected fee increases, the favorable effect of changes in the Canadian currency exchange rates, as well as the Company’s increased penetration rate for Internet and other ancillary services.

The total number of vehicles sold decreased 2% in the first nine months of 2005 compared with the first nine months of 2004, resulting in a decrease in auction and related services revenue of approximately $11.1 million. The industry-wide decline in off-lease vehicles and declines in repossessed vehicle volumes available for sale at auctions continued during the first nine months of 2005 and was partially offset by revenues from the Company’s current year acquisitions totaling $6.6 million in the first nine months of 2005. The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, increased slightly to 63.3% in the first nine months of 2005 from 63.2% in first nine months of 2004.

Dealer Financing

(In millions except volumes and per loan amounts)	Nine Months Ended September 30,
	2005	2004	% Change
Dealer financing revenue
Gain on sale of finance receivables	$46.8	$46.2
Interest and fee income	47.0	39.8
Other revenue	0.5	1.4
Provision for credit losses	(0.2)	(1.8)
Total dealer financing revenue	$94.1	$85.6	10%
Loan transactions	836,611	803,442	4%
Revenue per loan transaction	$113	$107	6%

Dealer financing revenue increased to $94.1 million for the nine months ended September 30, 2005, compared with $85.6 million for the nine months ended September 30, 2004. The 10% increase in dealer financing revenue was driven by a 4% increase in the number of loan transactions and a 6% increase in revenue per loan transaction for the first nine months of 2005 compared with the first nine months of 2004. The increase in loan transactions was primarily the result of an increase in floorplan utilization by AFC’s existing dealer base.

Revenue per loan transaction increased $6, or 6%, primarily driven by increased interest and fee income of $7.2 million (the Federal Funds rate increased 200 basis points compared with the first nine months of 2004) and a decrease in the provision for credit losses of $1.6 million, partially offset by a reduction in other revenue of $0.9 million compared with the first nine months of 2004.

Cost of Services

Cost of services increased $6.9 million, or 2%, for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004. Fluctuations in the Canadian exchange rate increased cost of services by approximately $5.1 million. The addition of the Washington D.C. used vehicle auction and the Charlotte salvage auction also contributed to the increase in cost of services. This activity was partially offset by the impact of the used vehicle market mix shift toward more dealer vehicles and fewer vehicles sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.8 million, or 2%, for the first nine months of 2005, compared with the first nine months of 2004, primarily due to compensation and related employee benefit cost increases, dealer consignment related marketing, training, and an increase of $1.9 million associated with fluctuations in the Canadian exchange rate. In addition, the first nine months of 2004 included $3.0 million of non-recurring transaction costs (primarily legal fees) associated with the Company’s initial public offering. Selling, general and administrative expenses for the first nine months of 2005 included approximately $3.9 million of incremental corporate expenses incurred in the first six months of 2005 to support ADESA as an independent public company. Incremental corporate expenses consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company.

Depreciation and Amortization

Depreciation and amortization totaled $30.0 million for the nine months ended September 30, 2005, representing an increase of $3.5 million, or 13%, from the $26.5 million reported for the nine months ended September 30, 2004. The increase in depreciation and amortization is a result of the Company’s increased capital spending in 2005.

Operating Profit

Operating profit increased $13.9 million, or 8%, for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004. As a percentage of revenue, operating profit increased to 25.4% in the first nine months of 2005 compared with 24.4% in the first nine months of 2004. The mix shift from institutional to dealer vehicles and improved operating margins at AFC contributed to the improvement in operating profit margin.

Interest Expense

Interest expense increased $6.6 million, or 38%, for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004, as the Company carried additional debt in the first half of 2005 relative to the first half of 2004.

Loss on Extinguishment of Debt

In the third quarter of 2005, the Company recorded a non-recurring $2.9 million pretax charge for the write-off of certain unamortized debt issuance costs associated with the Company’s June 2004 credit facility and certain expenses related to the July 2005 amended and restated credit facility. The Term Loan B facility was repaid in conjunction with the amended and restated credit facility and the related interest rate swap agreement was terminated in the third quarter of 2005 resulting in a pretax gain of $0.5 million. The $0.5 million gain was recorded in “Other income, net” and when combined with the $2.9 million charge, resulted in a net pretax charge of $2.4 million related to the amendment and restatement of the credit facility.

In the third quarter of 2004, ADESA redeemed its $90 million 7.7% Series A Senior Notes due 2006 and its $35 million 8.1% Series B Senior Notes due 2010, which resulted in non-recurring expenses of $14.0 million before taxes, including an early redemption penalty and the write-off of unamortized debt issuance costs.

Income Taxes

The effective income tax rate on income from continuing operations declined to 37.6% for the nine months ended September 30, 2005, compared with the effective tax rate of 39.3% for the nine months ended September 30, 2004. The decrease in the effective tax rate was primarily the result of the following: the recognition of certain 2004 provision to tax return differences, the elimination of valuation allowances for state net operating losses and tax credits, and changes in estimates regarding tax contingencies. The Company continues to implement certain tax planning strategies as a result of its ongoing review of its tax structure and tax position in both the United States and Canada as an independent public company. The Company currently expects its long-term effective tax rate will be approximately 37.5% to 38%.

Discontinued Operations

In August 2005, ADESA sold ComSearch, Inc. a non-core business providing professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. In February 2003, ADESA approved a plan to discontinue the operations of its vehicle importation business. The financial results of the ComSearch and vehicle importation businesses have been classified as discontinued operations. Net loss from discontinued operations for the nine months ended September 30, 2005 includes the year-to-date operating loss of ComSearch, the loss on sale of the ComSearch business and interest on the vehicle importation business adverse judgment. Net loss from discontinued operations in 2004 includes a $6.7 million pre-tax charge related to the vehicle importation business adverse judgment, including the related accrued interest and legal costs, partially offset by $0.8 million in pre-tax income generated by ComSearch.

The following summarizes financial information for the discontinued operations (in millions):

	Nine Months Ended September 30,
	2005	2004
Operating revenues	$2.9	$4.7
Loss from discontinued operations before income taxes	$(0.5)	$(5.9)
Net loss from discontinued operations	$(0.4)	$(3.6)

Significant Items Affecting Comparability

The Company incurred various charges and incremental expenses in 2004 and 2005 related to its initial public offering and subsequent separation from ALLETE and subsequent restructuring of its debt that affect the comparability of its reported results of operations. The impact of these transactions on income from continuing operations is as follows (in millions):

	Nine Months Ended September 30,
	2005	2004
Non-recurring items:
Transaction-related and debt prepayment expenses	$2.9	$17.0
Gain on termination of swap	(0.5)	—
	2.4	17.0
Incremental expenses:
Corporate expenses	3.9	—
Interest expense	7.9	—
	11.8	—
Tax benefit of above items	(5.5)	(6.7)
Decrease to income from continuing operations	$8.7	$10.3

In the third quarter of 2005, the Company recorded a charge for the write-off of certain unamortized debt issuance costs associated with the Company’s June 2004 credit facility and certain expenses related to the amended and restated credit facility. In addition, an interest rate swap agreement related to the former Term Loan B facility was terminated in the third quarter of 2005. Debt prepayment expenses in 2004 consisted of make-whole premiums related to the redemption of the Company’s senior notes and write-off of related unamortized debt issuance costs. The non-recurring transaction-related expenses in 2004 consisted primarily of legal and professional fees associated with the Company’s initial public offering and separation from ALLETE.

Incremental corporate expenses were incurred in the first half of 2005 and consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company, while incremental interest expense incurred in the first half of 2005 is the result of the Company’s recapitalization and transition to an independent public company.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the strongest indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility.

	September 30,	December 31,	September 30,
(Dollars in millions)	2005	2004	2004
Cash and cash equivalents	$280.4	$304.5	$405.4
Restricted cash	$5.6	$4.9	$14.3
Working capital	$304.1	$358.2	$441.4
Amounts available under credit facility	$179.3	$139.0	$139.0
Cash flow from operations	$100.5	$167.4	$109.5

Working Capital

A substantial amount of the Company’s working capital is generated internally from payments for services provided. In addition, ADESA has a $350 million revolving line of credit pursuant to the amended and restated $500 million credit facility, from which $158 million was drawn as of September 30, 2005. There were outstanding letters of credit totaling approximately $12.7 million at September 30, 2005, which reduce the available borrowings under the credit facility. The Company’s Canadian operations have additional letters of credit outstanding totaling $2.5 million at September 30, 2005, which do not impact available borrowings under the credit facility. The credit facility contains certain financial covenants including a covenant requiring ADESA to maintain a minimum fixed charge coverage ratio. These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. At September 30, 2005, the Company was in compliance with the covenants contained in the credit facility.

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

On September 30, 2005, there was $142.5 million outstanding on the term loan and $158 million outstanding on the revolving credit facility. As a result of amending the credit agreement, the Company incurred a third quarter pretax charge of approximately $2.9 million related to the write-off of certain unamortized debt issue costs and certain related expenses associated with the amended and restated senior credit agreement. The Company expects that cash on hand together with cash generated from operations and amounts available under its amended and restated $500 million senior credit facility will allow ADESA to meet its current working capital needs and those of its subsidiaries in the foreseeable future.

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

	Nine Months Ended September 30,
(In millions)	2005	2004	Change
Net cash provided by (used by):
Operating activities	$100.5	$109.5	$(9.0)
Investing activities	(64.1)	(2.7)	(61.4)
Financing activities	(60.8)	185.4	(246.2)
Effect of exchange rate on cash	1.0	0.6	0.4
Net (decrease) increase in cash and cash equivalents	$(23.4)	$292.8	$(316.2)

Cash provided by operating activities was $100.5 million for the nine months ended September 30, 2005, compared with cash provided by operating activities of $109.5 million for the nine months ended September 30, 2004. The primary reason for the decrease in cash flow from operations was the change in operating assets and liabilities. Operating cash flow was favorably impacted by a $52.1 million decrease in trade receivables and other assets as well as a $19.0 million increase in net income. The favorable changes in trade receivables and net income were offset by decreases in accounts payable and accrued expenses totaling $92.4 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Net cash used by investing activities was $64.1 million for the nine months ended September 30, 2005, compared with net cash used by investing activities of $2.7 million for the nine months ended September 30, 2004. This change is primarily the result of an increase in capital expenditures of $34.7 million as well as cash disbursements for acquisitions totaling $18.7 million. In addition, the Company received $10.3 million more from the sale of property, equipment and computer software in the first nine months of 2004 compared to the first nine months of 2005. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Cash used by financing activities was $60.8 million for the first nine months of 2005, compared with cash provided by financing activities of $185.4 million for the first nine months of 2004. During the first nine months of 2005, the Company has reduced its outstanding debt by $56.0 million. In contrast, the Company increased its outstanding debt by $140.4 million in the first nine months of 2004 as the Company’s separation from ALLETE and related restructuring of its debt was completed. In addition, the Company repurchased $43.5 million of its common stock and paid dividends to shareholders totaling $20.2 million during the first nine months of 2005.

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

The following table reconciles EBITDA to income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA (In millions)	2005	2004	2005	2004
Income from continuing operations	$31.6	$21.5	$102.8	$87.0
Add back:
Income tax expense	16.5	13.9	62.0	56.3
Interest expense	7.4	8.7	24.0	17.4
Depreciation and amortization	10.8	8.5	30.0	26.5
EBITDA	$66.3	$52.6	$218.8	$187.2

EBITDA for the nine months ended September 30, 2005 includes incremental corporate expenses of $3.9 million incurred in the first half of 2005.

A reconciliation of net cash provided by operating activities, another comparable GAAP measure, to EBITDA for each of the periods indicated is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA (In millions)	2005	2004	2005	2004
Net cash provided by operating activities	$85.8	$26.5	$100.5	$109.5
Changes in operating assets and liabilities	(26.3)	23.8	55.1	26.3
Bad debt expense	(0.7)	(2.5)	(1.8)	(4.0)
Interest expense	7.4	8.7	24.0	17.4
Income tax expense	16.5	13.9	62.0	56.3
Deferred income tax	(12.5)	(3.4)	(14.7)	(7.4)
Discontinued operations (net of taxes)	0.1	—	0.4	3.6
Compensation associated with equity programs	(0.7)	(0.5)	(2.2)	(0.6)
Loss on extinguishment of debt	(2.9)	(14.0)	(2.9)	(14.0)
Other non-cash, net	(0.4)	0.1	(1.6)	0.1
EBITDA	$66.3	$52.6	$218.8	$187.2

Capital Expenditures

Capital expenditures (excluding acquisitions) for the nine months ended September 30, 2005 and the year ended December 31, 2004 were $47.8 million and $31.2 million, and were funded primarily from internally generated funds. Planned annual capital expenditures for 2005 are expected to total approximately $60 million. Anticipated expenditures are primarily attributable to lane expansions and ongoing improvements at existing vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing and if the Company is required to undertake corrective action or incur environmental costs in connection with any outstanding or future liabilities.

Acquisitions

On May 3, 2005, the Company completed the purchase of certain assets of ABC Washington Dulles, LLC to gain access to the Washington, D.C. auction market. The assets included an 83-acre leased auction facility located in Sterling, Virginia, which commenced operations in 2001 offering six auction lanes and reconditioning facilities, the related operating equipment and all customer relationships related to the auction. In addition, the Company has operating lease obligations related to the facility through 2025. Initial annual lease payments for the facility are approximately $1.9 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

On June 30, 2005, the Company acquired an independently owned salvage auction facility serving Charlotte and western North Carolina. The assets included an 120-acre facility, the related operating equipment, accounts receivable, and all customer relationships related to the auction. The Company did not assume any material liabilities or indebtedness in connection with the acquisition. Commencing in the third quarter of 2005, financial results for this acquisition have been included in the Company’s consolidated financial statements.

In the second quarter of 2005, ADESA acquired the two previously mentioned auctions for a total cost of $18.7 million, in cash. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $3.9 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives ranging from 2 to 20 years. The purchase price allocations resulted in aggregate goodwill of $10.8 million. The goodwill was assigned to the auction and related services reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results for the acquisitions were not material.

On November 2, 2005, the Company completed the purchase of certain assets of the “Ohio Connection,” a group of four independently owned salvage auctions that handle approximately 20,000 vehicles annually. The assets include the operating equipment and all customer relationships related to the auctions. In addition, the Company has operating lease obligations related to the four facilities through 2025. Initial annual lease payments for the facilities total approximately $0.5 million per year. Two of the purchase agreements include contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The Company did not assume any other significant liabilities or indebtedness in connection with the acquisition. This acquisition is effective November 1, 2005 and the purchase price allocation will be completed in the Company’s fourth quarter ending December 31, 2005. Financial results for this acquisition will be included in the Company’s consolidated financial statements from the date of acquisition.

Contractual Obligations

The table below sets forth a summary of the Company’s contractual debt and operating lease obligations as of September 30, 2005. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations the Company may actually pay in future periods could vary from those reflected in the table. The following summarizes the Company’s contractual cash obligations as of September 30, 2005 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt
Senior subordinated notes (a)	$125.0	$—	$—	$—	$125.0
Term loan facility (b)	142.5	30.0	60.0	52.5	—
Revolving credit facility (b)	158.0	—	—	158.0	—
Other debt	0.1	0.1	—	—	—
Capital lease obligation (c)	34.5	—	—	—	34.5
Interest payments relating to long-term debt (d)	104.6	24.6	39.0	24.7	16.3
Interest rate swap (e)	(0.9)	—	(0.9)	—	—
Operating leases (f)	162.4	16.3	27.2	18.8	100.1
Total contractual cash obligations	$726.2	$71.0	$125.3	$254.0	$275.9

(a)           This borrowing is further explained in Note 12 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, which includes audited financial statements for the three years ended December 31, 2004. The table assumes the long-term debt is held to maturity.

(b)          The credit facility is further explained in Note 5 in the Notes to the Consolidated Financial Statements and in “Working Capital” included in this Quarterly Report on Form 10-Q. The table assumes (i) the term loan facility will be repaid in 20 quarterly installments as provided in the Credit Agreement, (ii) the Company will not draw any further amounts on the revolving credit facility and (iii) the current outstanding amount on the facility is held to maturity.

(c)           This obligation, related to the Atlanta auction facility, is further explained in Note 11 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, which includes audited financial statements for the three years ended December 31, 2004.

(d)          Interest payments on long-term debt are projected based on the contractual rates of the debt securities. (Note: interest on the capital lease is not included as it is offset by interest received from the related bonds.)  Interest rates for the variable rate debt instruments were projected through 2006 based on information available from lenders and held constant at the 2006 projected rates for 2007 - 2010 due to their unpredictable nature. These amounts assume no additional borrowings on the $350 million revolver due to the amount of cash the Company is expected to generate; however, unused revolver fees are included in the interest payments as are standby letter of credit fees and swap income.

(e)           The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive to terminate the agreement at the reporting date. The agreement does not mature until December 2006. The interest rate swap is further explained in Note 6 in the Notes to the Consolidated Financial Statements and in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included in this Quarterly Report on Form 10-Q.

(f)             Operating leases are entered into in the normal course of business. ADESA leases some of its auction facilities as well as other property and equipment under operating leases. Some lease agreements contain options to renew the lease or purchase the leased property. Future operating lease obligations would change if the renewal options were exercised and/or if the Company entered into additional operating lease agreements. For additional information, see Note 14 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, which includes audited financial statements for the three years ended December 31, 2004.

The Company believes its sources of liquidity from its cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under its credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company’s capital requirements, debt service, future acquisitions and dividend payments for the next five years.

On October 26, 2005, the Company’s Board of Directors declared a fourth quarter dividend of $0.075 per common share payable December 15, 2005, to shareholders of record on November 14, 2005. The Company anticipates paying quarterly dividends at a rate of $0.075 per common share in 2006 resulting in total cash payments for dividends of approximately $6.7 million each quarter.

Off-Balance Sheet Arrangements

AFC sells the majority of its US dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, special purpose subsidiary (AFC Funding Corporation) that is consolidated for accounting purposes in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The special purpose subsidiary, AFC Funding Corporation, was established for the purpose of purchasing AFC’s finance receivables. Effective July 8, 2005, AFC and AFC Funding Corporation amended their securitization agreement. As part of the amendment, the expiration date of the agreement was extended from January 2006 to June 30, 2008. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by the subsidiary to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had $425 million of committed liquidity at September 30, 2005. Receivables sold to the bank conduit facility are not reported on the Company’s consolidated balance sheet.

At September 30, 2005, AFC managed total finance receivables of $664.6 million, of which $584.8 million had been sold to AFC Funding Corporation. AFC Funding Corporation then in turn sold loans, with recourse to AFC Funding Corporation, of $403.8 million to the bank conduit facility at September 30, 2005, leaving $260.8 million of gross finance receivables recorded on the Company’s consolidated balance sheet at September 30, 2005.

Receivables under management, sold, and retained were as follows (in millions):

Finance Receivables	September 30, 2005	December 31, 2004
Total receivables managed	$664.6	$582.7
Less: amounts sold	(403.8)	(359.8)
Receivables retained	260.8	222.9
Less: allowance for losses	(3.4)	(4.3)
Net finance receivables	$257.4	$218.6

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA’s credit facility. At September 30, 2005, the Company was in compliance with the covenants contained in the securitization agreement.

New Accounting Standards

ADESA discloses pro forma net income and earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), Share-Based Payment. This statement revises SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost of employees services received in exchange for an award of equity instruments be recognized in the income statement. Compensation cost will be measured based on the grant-date fair value of the equity instruments issued. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

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

On March 9, 2005, the Board of Directors of the Company (the “Board’) accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have an exercise price of $24. The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA’s initial public offering (“IPO”) in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company’s common stock became exercisable immediately. The options awarded in conjunction with the IPO to the Company’s named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

The Company and its Board considered several factors in determining to accelerate the vesting of these options. Primarily, the acceleration will enhance the comparability of the Company’s financial statements in prior and subsequent periods. The options awarded to the executive officers were special, one-time grants in conjunction with the Company’s IPO. As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the

Company’s expected future grants. The Company and Board also believe that the acceleration is in the best interest of the stockholders as it will reduce the Company’s reported stock option expense in future periods mitigating the impact of SFAS 123(R).

As a result of the acceleration, the Company disclosed incremental, pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in its first quarter 2005 pro forma disclosure. The acceleration also resulted in a $2.0 million and $1.1 million reduction in the after-tax pro forma stock-based employee compensation expense disclosed in the second and third quarters of 2005. In addition, the acceleration will result in a reduction in the after-tax pro forma stock-based employee compensation expense disclosed in the fourth quarter of 2005 of $1.1 million. The Company did not record any stock-based employee compensation expense in the consolidated statements of income associated with the acceleration of these options because the intrinsic value (excess of market price of common stock over the exercise price of option) of the options at the date of acceleration was not greater than of the original intrinsic value of the options. The Company expects that the acceleration will reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income in conjunction with adopting SFAS 123(R) by approximately $4.8 million in 2006 and $1.2 million in 2007 on a pre-tax basis.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period—specific effects or the cumulative effect of the change. SFAS 154 also requires that any change in accounting method of depreciation, amortization or depletion for long-lived assets be accounted for prospectively as a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 on January 1, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans as well as from translation of the results of operations from the Company’s Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between US and non-US currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash flow from non-US subsidiaries. To the extent such repatriation is necessary for ADESA to meet its debt service or other obligations, these tax inefficiencies may adversely affect ADESA. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $0.7 million and $1.9 million for the three and nine months ended September 30, 2005. Currency exposure of the Company’s Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses interest rate swap agreements to manage its exposure to interest rate risk. The Company designates its interest rate swap agreements as cash flow hedges. The earnings impact of interest rate swaps designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in a hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in the first nine months of 2005 or 2004.

In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. In conjunction with the amended and restated senior credit facility, the Company terminated its interest rate swap for the former Term Loan B facility (swap agreement with notional amount of $60 million) in the third quarter of 2005. As a result, the unrealized gain of approximately $0.5 million recorded in “Other comprehensive income” was realized in “Other income, net” during the third quarter. The remaining interest rate swap agreement contains amortizing provisions and matures in December 2006.

The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At September 30, 2005, the fair value of the interest rate swap agreement is a $0.9 million gain which is recorded in “Other assets” on the consolidated balance sheet. At December 31, 2004, the fair value of the interest rate swap agreements was a $0.2 million loss which was recorded in “Other liabilities” on the consolidated balance sheet. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on interest rate swap agreements are included as a component of “Accumulated other comprehensive income”. At September 30, 2005, there were unrealized gains totaling $0.6 million, net of taxes of $0.3 million. At December 31, 2004, there were unrealized losses totaling $0.1 million, net of taxes of $0.1 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term interest rates for the three and nine months ended September 30, 2005 would have resulted in an increase in interest expense of approximately $0.6 million and $1.6 million.

In November 2005, the Company entered into an interest rate swap agreement with a notional amount of $40 million to manage its exposure to interest rate movements on its variable rate credit facility. The new swap has been designated as a cash flow hedge and matures in May 2008.

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

ADESA’s CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                        Legal Proceedings

The Company is involved in litigation and damage claims arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In June 2005, 64 residents of Taunton, Massachusetts filed two separate lawsuits against ADESA Impact in Massachusetts Superior Court, Bristol Division (Civil Action No. 2005-00640 and Civil Action No. 2005-00641). The complaints seek approximately $5.7 million in damages for ADESA’s alleged negligence, trespass, and creation of a public nuisance arising from elevated gasoline and contaminants of MTBE in the ground water and water wells of the plaintiffs which plaintiffs contend resulted from an above ground gasoline storage tank leak or spill at ADESA Impact’s Taunton, salvage auction. In particular, plaintiffs are seeking damages for: (1) diminution in the appraised value of their respective residences, (2) well contamination, (3) damage to and loss of use of their property, (4) pain and suffering and (5) reimbursement of certain expenses incurred as a result of the MTBE release.

ADESA Impact filed a Notice of Removal with respect to both actions with the United States District Court for the District of Massachusetts removing both of the cases pending in the Bristol County Superior Court of the Commonwealth of Massachusetts to the U.S. District Court (Civil Actions No. 05-11493 and 05-11494). On or about August 29, 2005, Automotive Recovery Services, Inc. d/b/a ADESA Impact filed answers, including defenses, to the pending actions. Although there is the potential for an adverse judgment given the risk and uncertainties of litigation, in the event of an adverse decision, ADESA does not believe that it would have a material adverse effect on its consolidated financial condition or liquidity but could possibly be material to its consolidated results of operations in any one accounting period. ADESA Impact intends to vigorously defend itself against the claims of the plaintiffs.

The Company has a remaining accrual of $1.0 million at September 30, 2005 with respect to the Taunton matter which includes ongoing filtration and monitoring costs. This amount is included in the $3.1 million liability accrued for environmental matters at September 30, 2005.

Hallett Entities

As previously reported, wholesale vehicle businesses owned by Sean Hallett, the son of James Hallett, a former Executive Vice President of ADESA, were in default with respect to three separate lines of credit with AFC and an outstanding loan through a related entity. As of September 30, 2005, the total amount owed to AFC was $1.7 million. The lines of credit totaling $0.4 million are secured with a perfected blanket security interest in the assets of the wholesale vehicle businesses. The loan is cross-collateralized with one of the credit lines and is secured by certain unencumbered personal property valued between $0.3 million and $0.5 million. Based on an assessment of recoverability, the Company recorded provisions for credit losses totaling $1.3 million. AFC had net receivables from this individual’s wholesale vehicle business totaling $0.4 million at September 30, 2005 and December 31, 2004.

The Company is pursuing legal action related to collection of these amounts. AFC and Automotive Finance Canada, Inc. (“AFCI”) filed a Statement of Claim in the Ontario Superior Court of Justice in November 2004 alleging that Sean Hallett and his related companies (the “Hallett Entities”) had defaulted on their outstanding obligations to AFC and AFCI (Ontario Superior Court of Justice; Case File No. 04-CV-278564CM2). In December 2004, the Hallett Entities filed their Statement of Defense and Counterclaim against AFC, AFCI, ADESA, Inc., ADESA Canada and ADESA Auctions Canada (collectively the “AFC Entities”) stating that the Hallett Entities had satisfied their debts to the AFC Entities and alleging that the AFC Entities owed approximately $6 million to Hallett in compensatory and punitive damages.

In February 2005, the AFC Entities filed their Reply and Defense to Counterclaim denying the claims made by the Hallett Entities and reaffirming the allegations made in the Statement of Claim, and the Hallett Entities filed a Reply to Defense to Counterclaim denying the allegations in the AFC Entities’ Reply and Defense to Counterclaim and reaffirming the claims and allegations in their Statement of Defense and Counterclaim. The AFC Entities intend to continue to prosecute their claims against the Hallett Entities and the litigation is currently in discovery.

Auction Management Solutions, Inc.

In March 2005, Auction Management Solutions, Inc. (“AMS”) filed a lawsuit against ADESA, Inc. in U.S. District Court for the Northern District of Georgia, Atlanta Division (Civil Action No. 05 CV 0638), alleging infringement of U.S. Patent No. 6,813,612 (the “ ’612 Patent”) which was issued November 2, 2004 and pertains to an audio/video system for streaming instantaneous and buffer free data to and from a live auction site. The AMS complaint was served upon ADESA on July 5, 2005. The Company filed its answer, including its defenses, to the complaint in August 2005. The Company intends to vigorously defend itself against the infringement allegations.

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

KASP, Inc.

In July 2005, the plaintiff, KASP, Inc., which is in the business of automobile auctions in Lexington, Kentucky, filed a lawsuit in the United States District Court for the Eastern District of Kentucky, London

Division (Civil Action No. 05-394), alleging that ADESA, Inc., ADESA Lexington, LLC and ALLETE, Inc. (the “Defendants”) violated antitrust laws by reducing fees in exchange for agreements from customers to refrain from doing business with the plaintiff. In particular, plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act and Chapter 367 of the State of Kentucky Revised Statutes. In September 2005, the Defendants filed a joint motion to dismiss the complaint on the grounds that it did not state a valid claim under federal or state law. In October 2005, KASP, Inc. filed an amended complaint outlining its allegations with more specificity. The Company intends to vigorously defend itself against the allegations made by the plaintiff.

Dealer Services Corporation

In July 2005, Automotive Finance Corporation (“AFC”) filed a complaint against Dealer Services Corporation (“DSC”) and 23 former AFC employees who now work for DSC in Hamilton Superior Court, Hamilton County, Indiana (Cause No. 29D01 0507 PL 609), alleging, among other claims, that DSC and certain former AFC employees misappropriated AFC’s trade secrets and confidential customer information. In September 2005, DSC filed a counterclaim seeking $25 million in punitive and other damages alleging, among other claims, that AFC engaged in unfair competition, interfered with DSC’s prospective business relationships and knowingly filed frivolous and baseless claims against DSC in bad faith. In October 2005, AFC and DSC entered into a comprehensive settlement agreement which provides, among other matters, for the proscribed treatment of such confidential business information on an ongoing basis and prohibits certain business practices and communications with respect to the parties.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases by ADESA of its shares of common stock during the quarter ended September 30, 2005 (actual shares):

ADESA Common Stock Repurchases (1)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1—July 31	1,323	$22.14	—	$—
August 1—August 31	—	—	—	—
September 1—September 30	3,771	$22.48	—	—
Total	5,094	$22.39	—	$—

(1)          Reflects shares surrendered in the third fiscal quarter to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

Item 6.                        Exhibits

(a)          Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADESA, Inc.
(Registrant)
Date: November 9, 2005	/s/ CAMERON C. HITCHCOCK
Cameron C. Hitchcock
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)
Date: November 9, 2005	/s/ SCOTT A. ANDERSON
Scott A. Anderson
Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34

Amendment No. 2 to that certain Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, an ultimate subsidiary of ADESA, Inc., Automotive Finance Corporation, an ultimate subsidiary of ADESA, Fairway Finance Company, LLC, Harris Nesbitt Corp. and XL Capital Assurance Inc.*

X
10.35	Amended and Restated Credit Agreement, dated as of July 25, 2005, by and among ADESA, Inc., the guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A., as Documentation Agents, Harris, N.A. and SunTrust Bank, as Syndication Agents, U.S. Bank National Association and LaSalle Bank National Association, as Managing Agents, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Collateral Agent	8-K	001-32198	99.1	7/29/05
10.36	Amended and Restated Pledge Agreement, dated as of July 25, 2005, by and among ADESA, Inc., the guarantors party thereto and Bank of America, N.A.	8-K	001-32198	99.2	7/29/05
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*                    Portions of this exhibit have been redacted and are subject to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.