Form 10-K
period 2005-12-31
ADESA INC
filed 2006-03-16
CIK 1281949

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
 December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32198

ADESA, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-1842546 (I.R.S. Employer Identification No.)
13085 Hamilton Crossing Boulevard, Carmel, Indiana 46032 (Address of principal executive offices, including zip code)
(800) 923-3725 (Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $1,948,759,358 at June 30, 2005.

As of February 28, 2006, the registrant had 89,781,320 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2006 described in Part III hereof, are incorporated by reference in this report.

PART I

Item 1. Business

GENERAL

ADESA, Inc. is North America's largest publicly traded provider of wholesale vehicle auctions and used vehicle dealer floorplan financing. The Company's operations span North America with 53 ADESA used vehicle auction sites, 37 Impact salvage vehicle auction sites and 84 Automotive Finance Corporation ("AFC") loan production offices. The Company is the second largest used vehicle auction network in North America, based upon the number of used vehicles passing through auctions annually. In addition, through its wholly owned subsidiary AFC, the Company provides short-term inventory-secured financing, known as floorplan financing, primarily to used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities. As used herein, the terms "the Company" and "ADESA" mean ADESA, Inc. and its consolidated subsidiaries.

BUSINESS SEGMENT INFORMATION

The Company's operations are grouped into four operating segments: U.S. used vehicle auctions, Canada used vehicle auctions, Impact salvage auctions and AFC. The Company aggregates its four operating segments into two reportable business segments: auction and related services and dealer financing.

The Company's U.S. used vehicle auctions, Canada used vehicle auctions and Impact salvage auctions are included in the auction and related services segment. In addition to providing auctions for the exchange of ownership between the sellers and buyers of the vehicles, the Company also provides related services that include vehicle reconditioning, inbound and outbound logistics, vehicle inspections, titling, salvage recovery services, and outsourcing of various other administrative functions.

AFC comprises the dealer financing segment and is engaged in the business of providing short-term, inventory-secured financing to independent, used vehicle dealers. AFC conducts business primarily at wholesale vehicle auctions in the U.S. and Canada.

Comparative segment revenues and related financial information for 2005, 2004 and 2003 are presented in the table in Note 17, Segment Information, to the consolidated financial statements, which are included under Item 8 in this Annual Report on Form 10-K.

Auction and related services

ADESA offers the vehicle redistribution industry used vehicle and salvage auctions across North America. Most auction locations are stand-alone facilities dedicated to either used vehicle auctions or salvage auctions, but in several locations, the Company has capitalized on the synergies of utilizing facilities for both types of auctions. In addition to vehicle auction services, the auctions provide services for specialty vehicles and equipment unique to the recreational vehicle, commercial trucking, construction and utility industries. In 2005, approximately 1.9 million vehicles (consisting of vehicles and equipment) were sold at ADESA used vehicle and salvage auctions. In 2005, the average revenue per vehicle sold at ADESA auctions (including auction and related redistribution services) was approximately $436.

The auctions generate revenues primarily from auction fees paid by vehicle buyers and sellers, as well as related pre- and post-auction fees generally for services such as inbound and outbound logistics, reconditioning, inspection and certification, titling, administrative and salvage recovery services. Buyer fees are added to the gross sales price paid by buyers for each vehicle. Seller fees for services are generally deducted from the gross sales price of each vehicle before the auction remits the net amount to the seller.

ADESA's auctions provide Internet solutions to institutional sellers, as well as dealer buyers, including Internet bulletin board-type auctions, live online only auctions and simultaneously combined physical and online auctions. Although acceptance of the Internet as a method of doing business in the industry is growing, ADESA believes that it is not a replacement for the live physical auction, but rather a complement for the live physical auction that will enhance value to sellers and provide more timely and efficient service to buyers and sellers. ADESA is well positioned with its dual offering of physical and online auction and related services to assist customers in directing their inventory between Internet-based solutions and physical auctions to maximize the sale prices of their vehicles in a timely and cost effective manner.

Used vehicle auction and related services

ADESA has the second largest wholesale used vehicle auction network in the U.S. and the largest in Canada. The Company operates 53 used vehicle auction facilities in close proximity to large concentrations of used vehicle dealers throughout North America. ADESA's used vehicle customers sold approximately 1.7 million units at ADESA auctions in 2005.

Auctions are the hub of the redistribution system for used vehicles. ADESA's used vehicle auction facilities are strategically located to draw professional sellers and buyers of vehicles together and create a marketplace for the redistribution of vehicles. Vehicles available at ADESA auctions include vehicles from dealers turning their inventory and off-lease vehicles, repossessed vehicles, rental and other program fleet vehicles that have reached a predetermined age or mileage at which time they are repurchased by the manufacturers. Sellers of used vehicles are generally divided into two broad categories: institutions and dealers.

•
Institutional customers include vehicle manufacturers and their captive finance arms, banks, vehicle finance companies, credit unions, other financial institutions, vehicle rental companies, commercial fleets and fleet management/licensing companies.

•
Selling dealers include licensed franchised, independent and wholesale vehicle dealers. Buyers at the Company's used vehicle auctions are primarily used vehicle dealers and new car franchised dealers.

The Company's auctions enable institutional customers and selling dealers to sell used vehicles to licensed franchised, independent and wholesale used vehicle dealers. ADESA's auctions strive to maximize the auction sales price for the sellers of used vehicles by effectively and efficiently transferring the vehicles, paperwork (including certificates of title and other evidence of ownership), and funds as quickly as possible from the sellers to a large population of dealers seeking to fill their inventory for resale. Auctions are typically held at least weekly at most locations and provide real-time wholesale market prices for the vehicle redistribution industry. During the process, ADESA's auctions do not generally take title to or ownership of the vehicles consigned for auction, but instead facilitate the transfer of vehicle ownership directly from seller to buyer.

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

ADESA's auctions provide a full range of services to sellers and buyers. Each of the services may be provided or purchased independently from the physical auction process, including:

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

Salvage auction and related services

ADESA currently is the third largest salvage auction operator in North America. ADESA's salvage customers sold approximately 201,000 salvage vehicles at ADESA salvage auctions in 2005, which include 37 ADESA Impact salvage auction facilities in the U.S. and Canada. The Company's salvage auctions facilitate the redistribution of damaged vehicles that are deemed as total losses for insurance or business purposes, as well as recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. Salvage vehicles are primarily supplied by property and casualty insurance companies, as well as vehicle leasing and rental car companies and are usually sold to licensed vehicle dismantlers, rebuilders, repair shop operators and used vehicle dealers. ADESA's salvage auctions generate fees from sellers and buyers during the auction process which vary depending on the services provided.

ADESA' salvage auctions provide solutions for all aspects of the salvage auction process, each of which may be provided or purchased independently from the auction process, including:

•
Auction services, such as registering vehicles, clearing of funds, reporting sales results and pre-sale lineups to customers, paying third party storage centers for the release of vehicles and the physical auctioning of the vehicles by licensed auctioneers.

•
Inbound and outbound logistics administration with actual services provided by third party carriers and the auctions.

•
Other services including vehicle inspections, evaluations, titling, settlement administration, drive through damage assessment centers, claims auditing and a national call center.

•
Internet-based solutions, including online bulletin board and real-time auctions and online live auctions running simultaneously with physical auctions.

The Company's comprehensive offering of salvage recovery services provides efficiency and speed of service to customers, helping them mitigate their losses and manage the costs related to processing the claims and related vehicles. ADESA also provides the insurance industry with professional title administration and outsourcing services, which may be purchased separately from the physical auction process.

Seasonality

Generally, the volume of vehicles sold at the Company's auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter volume of vehicles sold is generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for new and used vehicles, which affect the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis, and the Company's earnings are generally highest in the second calendar quarter. The fourth calendar quarter typically has the lowest earnings as a result of the lower auction volume and additional costs associated with the holidays and winter weather.

Dealer financing

AFC primarily provides short-term inventory-secured financing, known as floorplan financing, for used vehicle dealers in North America who purchase vehicles from ADESA auctions, independent auctions, auctions affiliated with other auction networks and outside sources. In 2005, approximately 86 percent of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. AFC has 84 loan production offices across North America which arranged approximately 1.1 million loan transactions in 2005. The Company's ability to provide floorplan financing facilitates the growth of vehicle sales at auction, and also allows ADESA to have a larger role in the entire vehicle redistribution industry.

AFC services approximately 600 auctions with 84 offices that are conveniently located at or within close proximity of ADESA auctions and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. AFC provides availability lists on behalf of its customers to auction representatives regarding the financing capacity of its customers, thereby increasing the purchasing potential at auctions. Of AFC's 84 offices in North America, 52 are physically located at auction facilities (including 42 at ADESA auctions). Each of the remaining 32 AFC offices is strategically located in close proximity to at least one of the auctions that it serves. In addition, AFC has the ability to send finance representatives on-site to most approved independent auctions during auction sale-days. Geographic proximity to the customers gives the Company's employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.

AFC's procedures and proprietary computer-based system enable the Company to manage its credit risk by tracking each loan from origination to payoff, while expediting services through its branch network. Generally, each floorplan financed vehicle is treated as an individual loan. Typically, the Company assesses a floorplan fee at the inception of a loan. AFC collects the fee along with interest (accrued daily) when the loan is paid in full. In addition, AFC generally holds the title or other evidence of ownership to all vehicles which are floorplanned except where not permitted by law. Typical loan terms are 30 to 60 days, each with a possible loan extension. For an additional fee, this loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 60 days if the dealer makes payment towards principal, interest and fees.

The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $200,000 (or Cdn$250,000) are extended using a proprietary scoring model developed internally by AFC with no requirement for financial statements. Credit lines in excess of $200,000 (or Cdn$250,000) may be extended using underwriting guidelines which require dealership and personal financial statements and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and in case of credit lines in excess of $200,000 final review by a credit committee.

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

As of December 31, 2005, approximately 8,500 active accounts (those accounts with financing for at least one vehicle outstanding) had an average line of credit of $122,000. An average of ten vehicles per active dealer were floorplanned with an approximate average value of $7,300 per vehicle at the end of 2005. Approximately 13,000 dealers utilize their lines of credit during any twelve month period. The following table depicts a range of the lines of credit available to eligible dealers:

Available Line of Credit	Number of Eligible Active Dealer Accounts	Number of Dealer Accounts with Outstanding Balances	Aggregate Managed Amount Outstanding as of December 31, 2005

Less than or equal to $200,000	12,366	7,984	$440,672,875
$200,001 to $500,000	394	380	91,446,862
$500,001 to $2,500,000	142	115	90,589,827
$2,500,001 to $5,000,000	11	7	14,351,184
$5,000,001 to $10,000,000	2	1	3,815,527
$10,000,001 and greater	2	2	14,890,932

Total	12,917	8,489	$655,767,207

As of December 31, 2005, no single line of credit accounted for more than 10 percent of the total credit extended by AFC. AFC's top five active dealers represented a total committed credit of $74 million with a total outstanding principal amount of $25 million. The single largest committed line of credit granted by AFC is for $45 million, for which the obligor had $3.5 million outstanding on December 31, 2005. This obligor operates outside of AFC's normal floorplanning arrangements with specific covenants that must be maintained, and borrows on a revolving-based line of credit with advances based on eligible inventory.

SALES AND MARKETING

ADESA's approach toward sales of auction services to institutional customers consists of a centralized process via the corporate sales teams. The corporate sales team is responsible for cultivating and maintaining the majority of business from institutional customers. Most institutional customers follow either a national or regional approach to the redistribution of their vehicles. As a result, matching the Company's corporate sales representatives with an institutional customer's decision makers is the most efficient method of managing the volume of vehicles consigned to ADESA from existing and new institutional customers. ADESA's sales representatives utilize the Company's geographic coverage, comprehensive service portfolio, size, attributes of the buying dealer population and the results of sales at particular auctions to develop a solution for each customer based upon its portfolio of vehicles.

The Company's approach for cultivating and maintaining business from franchised and independent dealers in addition to smaller regional and local institutional customers includes focused initiatives directed by a corporate team dedicated to directing the sales, marketing and best practice efforts in dealer consignment. In addition, the auction managers, as well as the designated sales representatives at their locations, are responsible for developing, implementing and maintaining the sales strategy for their auctions.

Managers of individual auction locations are also responsible for providing services to the institutional customers whose vehicles are directed to the auctions by the corporate sales team. Developing and servicing the largest possible population of buying dealers for the vehicles consigned for sale at each auction is integral to selling auction services and servicing institutional customers.

INFORMATION TECHNOLOGY

E-Business

ADESA has developed online tools to assist customers in redistributing their vehicles and establishing wholesale vehicle values, while also offering an alternative to physically attending an auction. ADESA's current online offerings include:

•
ADESA LiveBlock™ – allows online bidders to compete in real time with bidders present at physical auctions.

•
ADESA DealerBlock™ – provides for either real-time or round the clock "bulletin-board" type online auctions of consigned inventory not scheduled for active bidding. This platform is also utilized for "upstream selling" which facilitates the sale of vehicles prior to their arrival at a physical auction site.

•
ADESA Run Lists – provides a summary of consigned vehicles offered for auction sale, allowing dealers to preview inventory prior to an auction event.

•
ADESA Market Guide™ – provides wholesale auction prices, auction sales results, market data and condition reports.

•
ADESA Virtual Inventory – subscription-based service to allow dealers to embed ADESA Search technology into a dealer's Web site to increase the number of vehicles advertised by the dealer. Currently offered in Canada.

•
ADESA Notify Me™ – email notification service for dealers looking for particular vehicles being run at physical or electronic auction.

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

INDUSTRY OVERVIEW

Vehicle redistribution industry

The vehicle redistribution industry encompasses the activities designed to transfer used and salvage vehicle ownership between sellers and buyers throughout the vehicle life cycle. In the U.S. and Canada in 2005, there were approximately 258 million vehicles in operation (also referred to as vehicle "parc" or "VIO"), approximately 239 million of which were located in the U.S. and 19 million of which were located in Canada. Approximately 18 to 19 million new vehicles (including medium and heavy trucks) enter the vehicle parc each year (based on 2000-2005 data) while annual vehicle scrappage is approximately 12 to 15 million vehicles, resulting in vehicle parc growth of approximately 3 to 7 million vehicles per year. The growth in vehicle parc is affected by several factors, including sales of new vehicles, population growth (especially those of legal driving age), growth in the number of vehicles per household and the longer lifespan of vehicles currently on the road. Of the 258 million vehicles in operation in the U.S. and Canada in 2005, approximately 46 million used vehicles (44 million in the U.S. and 2 million in Canada) changed hands, up from 40 million vehicles in 1990. Total used vehicle sales increased over 3 percent from 2004 to 2005. However, most of this growth occurred among private sales by individuals, which bypass the wholesale remarketing process. In addition, discounts on new vehicles generated attractive trade-ins at franchised dealerships, and many of these units were sold by the dealerships rather than sold at auction. As a result, auction volumes declined slightly in 2005. Approximately 21 percent of the 46 million vehicles sold (or approximately 10 million vehicles) passed through National Auto Auction Association ("NAAA") member auctions in 2005. The Company projects growth in the vehicle redistribution industry of more than one million vehicles over the next five years as off-lease volumes recover, dealer consignment volumes grow and rental and commercial fleet vehicles now in service are returned for remarketing.

The percentage of claims resulting in a total loss has risen significantly in recent years as a result of higher-cost equipment, higher labor costs related to the complexity of vehicles being repaired, the limited availability of like-kind and like-quality used parts and underwriting and claims practices among insurance companies. It is anticipated that the vehicle redistribution industry will continue to benefit from the increasing number of vehicles in operation, which should translate into increasing vehicle sales at auction.

The following diagram summarizes the vehicle life cycle and redistribution industry in North America for the year ended December 31, 2005.

*Includes approximately 3 million units of salvage auction sales.

Used vehicle auctions

Auctions play a critical role in the vehicle redistribution industry. By capitalizing on economies of scale, auctions efficiently transfer ownership and titles; administer the flow of funds between sellers and buyers of vehicles; and facilitate the storing, transporting, reconditioning and selling of vehicles. In addition, auctions serve as a real-time independent marketplace for the industry. The used vehicle auction sector accounts for approximately 10 million of the 46 million vehicles that changed hands in 2005. The number of vehicles auctioned rose from approximately 7.4 million in 1997 to approximately 10 million in 2005. The percentage of used vehicles that were sourced at auction and sold to retail customers by franchised dealers grew from 6 percent in 1982 to 33 percent in 2004.

The supply of used vehicles for sale at auction is provided by institutional customers and selling dealers. Institutional customers supply the auctions mainly with off-lease, repossessed, and end of program term vehicles in addition to fleet vehicles that have reached a predetermined mileage level, age or condition. Program vehicles are vehicles used by rental car companies and other companies with individual corporate fleets of vehicles that are returned to manufacturers through repurchase programs. It is estimated that approximately 5 million of the vehicles sold at NAAA auctions in 2005 were institutional vehicles (manufacturers, automotive finance companies, rental companies, commercial fleets, etc.), or approximately 50 percent of the total vehicles sold at auction. Selling dealers accounted for a majority of the remaining vehicles sold at NAAA affiliated auctions in 2005.

Typically, institutional customers and selling dealers select auction sites based upon market prices, conversion rates, service and location. In addition, the volume of vehicles that dealers sell at auction is affected by previous auction purchases by the dealers, unwanted trade-ins from customers and aged inventory. Off-lease volumes presented for wholesale remarketing in the U.S. have been declining over the last few years. ADESA anticipates that dealer supplied vehicles will be the primary source of auction volume growth in the coming year, anticipating a mild decline in off-lease volumes in 2006, followed by modest increases in off-lease volumes thereafter, although not at the rate experienced earlier in this decade. Lease penetration rates hit a low point in early 2004 and have generally been increasing since then. Vehicle finance companies are expected to furnish more than one million units a year of repossessed vehicles to the remarketing industry. In addition, the Company expects off-rental and commercial fleet vehicles to supply steady volumes to the remarketing industry in the coming years.

The demand for used vehicles at auction is driven by the retail demand for used vehicles. Franchise and used vehicle dealers in the U.S. sold approximately 30.7 million used vehicles in 2005, accounting for approximately 69 percent of the total used vehicle sales in the U.S. The demand for used vehicles has grown due to the increase in the number of households that have more than one vehicle, improvements by manufacturers to the quality of vehicles that have extended vehicle lifespan and made used vehicles a more attractive option for retail vehicle buyers, and the affordability of used vehicles relative to new vehicles. To satisfy the demand for used vehicles, dealers increasingly utilize used vehicle auctions to stock their inventory in addition to various other sources of supply, including trade-ins from customers on new and used vehicle purchases and purchases from other dealers, wholesalers, individuals or other entities.

Salvage auctions

The salvage sector of the auction industry has shown moderate growth over the last several years, and estimates indicate that approximately 3 million salvage vehicles were redistributed in the U.S. and Canada in 2005. The remainder of the "scrappage" from the vehicle parc primarily consists of vehicles that were unaccounted for in vehicle registration records. While salvage auctions play a similar redistribution role in the salvage industry as used vehicle auctions, salvage auctions are usually loss mitigators for the sellers of the vehicles.

Some factors that determine the supply of vehicles available for sale at a salvage auction include the number of accidents, thefts and fires, as well as the occurrence of major weather events and natural disasters. Increasing technological complexity of vehicles continues to lead insurers to declare more vehicles as salvage than in the past due to heightened costs of repairs. The Company estimates the percentage of claims resulting in a total loss has consistently increased over the last five years from 8.5 percent of claims in 2000 to 13 percent of claims in 2005. Insurance companies and other institutional customers declare the ownership or title of a damaged vehicle as a total loss based upon the extent of the damage, and the majority of these vehicles exit the vehicle parc as scrappage. Other factors contributing to the increase in total losses as a percentage of claims include new and used parts availability, cost of repairs, and new title branding and ownership legislation in many states and provinces that require insurance companies to automatically brand vehicles as total losses once damages reach a certain percentage of the vehicle's value.

Market values can vary widely between units of the same make, model and production year at salvage auctions based upon the extent of damage to the vehicles and the type of damage title the vehicle possesses. The demand for salvage recovery services is driven by the value placed upon the parts that can be extracted from the vehicle and resold in order to repair vehicles that are still in operation and/or the ability to resell the vehicle for rebuilding purposes. The insurance industry also utilizes the value of these parts in determining the settlement of claims submitted by policyholders for vehicle repairs. Scrap metal prices also play a role in salvage vehicle demand and pricing. As the number of vehicles in operation grows and vehicle lifespan continues to lengthen, the demand for parts from salvage vehicles should also grow, further driving demand upward for vehicles available for sale at salvage auctions.

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

  •
  Posting of auction locations, policies, registration documents, promotions and other related information.

ADESA believes that the optimal aggregate market price for a seller's inventory of vehicles can be obtained by simultaneously utilizing online auctions with physical auctions. Online auction solutions that do not include any use of physical auctions potentially lack services that are integral to the redistribution process. These services may include:

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

Dealer financing

The used vehicle floorplan financing sector consists primarily of short-term inventory-secured financing for dealers who purchase used vehicles for immediate resale. Common floorplan terms in the industry range anywhere from 30 to 90 days with interest accruing on the outstanding principal balance. In addition, a fee is usually charged per vehicle financed. The financing component of the vehicle redistribution industry remains largely fragmented and includes traditional financial institutions, floorplan financing companies, auctions which provide financing and the finance companies of vehicle manufacturers. Franchised dealers primarily secure floorplan financing from the captive finance arms of the manufacturers, as well as national, regional and local banks and financial institutions. The majority of this financing is not available to independent dealers. Each wholesale vehicle transaction presents an opportunity to provide a dealer with floorplan financing. Most lenders in the industry, including AFC, take a security interest in the vehicles floorplanned and protect their security interest through audits of dealer inventory. Floorplan financing is not a retail installment loan, but rather an inventory-secured financing loan of a very short duration for dealer purchases.

COMPETITION

ADESA faces significant competition for the supply of used and salvage vehicles and for the buyers of those vehicles. The Company's principal competitors include other used and/or salvage vehicle auction companies, wholesalers, dealers, manufacturers and dismantlers, a number of whom may have established relationships with sellers and buyers of vehicles and may have greater financial resources than ADESA. The Company's basis for competition includes both its physical auction sites and its e-business service offerings. Due to the limited number of sellers of used and salvage vehicles, the absence of long-term contractual commitments between ADESA and its customers and the increasingly competitive market environment, there can be no assurance that the Company's competitors will not gain market share at ADESA's expense.

In the used vehicle auction industry, ADESA competes with Manheim, a subsidiary of Cox Enterprises, Inc., as well as several smaller chains of auctions including Auction Broadcasting Company and independent auctions, some of which are affiliated through their membership in an industry organization named ServNet®. Due to ADESA's national presence, competition is strongest with Manheim for the supply of used vehicles from national institutional customers. The supply of vehicles from dealers is dispersed among all of the auctions in the used vehicle market.

Due to the increased visibility of the Internet as a marketing and distribution channel, new competition has arisen recently from Internet-based companies and the Company's own customers who have historically redistributed vehicles through various channels, including auctions. Direct sales of vehicles by institutional customers and large dealer groups through internally developed or third party online auctions have largely replaced telephonic and other non-auction methods, becoming an increasing portion of overall used vehicle redistribution. The extent of use of direct, online systems varies by customer. Typically, these online auctions redistribute vehicles that have come off lease. In addition, the Company and some of its competitors have begun to offer online auctions as all or part of their auction business and other online auction companies now include used vehicles among the products offered at their auctions. Online auctions or other methods of redistribution could potentially diminish both the quality and quantity and reduce the value of vehicles sold through traditional auction facilities.

In the salvage sector, ADESA competes with Copart, Inc., Insurance Auto Auctions, Inc., independent auctions, some of which are affiliated through their membership in industry organizations to provide broader coverage through network relationships and a limited number of used vehicle auctions that regularly redistribute salvage vehicles. In 2005, Manheim indicated an intention to increase its presence in the salvage auction industry launching a new salvage subsidiary, Total Resource Auctions. Additionally, some dismantlers of salvage vehicles such as Greanleaf and LKQ Corporation and Internet-based companies have entered the market, thus providing alternate avenues for sellers to redistribute salvage vehicles. ADESA anticipates further consolidation of the salvage auction services industry will occur and is evaluating various means by which the Company can continue its growth plan through further deployment of its Internet auction tools, strategic acquisitions, shared facilities with the Company's used vehicle auctions and greenfield expansion.

In Canada, ADESA is the largest provider of used and salvage vehicle auction services. ADESA's competitors include vehicle recyclers and dismantlers, independent vehicle auctions, brokers, Manheim and online auction companies. ADESA believes it is strategically positioned in this market by providing a full array of value-added services to customers including auction and related services, online programs, data analyses and consultation.

The used vehicle inventory floorplan financing sector is characterized by diverse and fragmented competition. AFC primarily provides short-term dealer floorplan financing of wholesale vehicles to independent vehicle dealers in North America. At the national level, AFC's competition includes Manheim Automotive Financial Services, Auto Use, Dealer Services Corporation, other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks and credit unions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions. Some of ADESA's industry competitors who operate used vehicle auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. Currently, the largest competitor generally does not provide floorplan financing outside of its own auctions. AFC competes primarily on the basis of quality of service, convenience of payment, scope of services offered and historical and consistent commitment to the sector.

VEHICLE REGULATION

ADESA's operations are subject to regulation, supervision and licensing under various U.S., Canadian or Mexican federal, state, provincial and local statutes, ordinances and regulations. Each auction is subject to laws in the state or province in which it operates which regulate auctioneers and/or vehicle dealers. Some of the transport vehicles used at the Company's auctions are regulated by the U.S. Department of Transportation or similar regulatory agencies in Canada and Mexico. The acquisition and sale of salvage and theft recovered vehicles is regulated by governmental agencies in each of the locations in which ADESA operates. In many states and provinces, regulations require that a salvage vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle's previous salvage status. Some state, provincial and local regulations also limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts only. Such regulations can reduce the number of potential buyers of vehicles at salvage auctions. In addition to the regulation of the sale and acquisition of vehicles, ADESA is also subject to various local zoning requirements with regard to the location and operation of its auction and storage facilities.

ENVIRONMENTAL REGULATION

ADESA's businesses are subject to regulation by various U.S. and Canadian federal, state, provincial and local authorities concerning air quality, water quality, solid wastes and other environmental matters. In the vehicle redistribution industry, large numbers of vehicles, including damaged vehicles at salvage auctions, are stored at auction facilities and, during that time, releases of fuel, motor oil and other fluids may occur, resulting in soil, air, surface water or groundwater contamination. In addition, the facilities generate and/or store petroleum products and other hazardous materials, including wastewater waste solvents and used oil, and body shops at the facilities may release harmful air emissions associated with painting. ADESA could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from its operations, contamination by previous users of acquired facilities, or the disposal of waste at off-site locations. ADESA considers its businesses to be in compliance, in all material respects, with those environmental regulations currently applicable to its operations.

Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including environmental matters are included in "Other accrued expenses" and "Other liabilities" at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company's operating results in that period.

The discussion of environmental matters in "Legal Proceedings" in Item 3 of this Form 10-K, is incorporated herein by reference.

COMPANY HISTORY

ADESA entered the vehicle redistribution industry in 1989 and first became a public company in 1992. ADESA remained a public company until 1996 when ADESA was acquired by ALLETE, Inc. ("ALLETE"). At that time, ADESA operated 19 used vehicle auctions and 19 AFC loan production offices. Since then, ADESA has grown the business, organically and through acquisition, into a leading vehicle redistribution company in North America, operating 53 used vehicle auctions, 37 salvage auctions and 84 AFC loan production offices. Growth milestones for the Company include:

•
2006—Acquired N.E. Penn Salvage Company, an independently owned salvage auction in northeast Pennsylvania.

•
2005—Acquired four salvage auctions in Ohio known as the Ohio Connection. Acquired an independently owned salvage auction near Charlotte, North Carolina. Acquired a Washington, D.C.

  area used vehicle auction. Opened new salvage auctions in Connecticut and Florida (both Clearwater and Orlando area). Relocated Calgary salvage auction to a larger site.

•
2004—Opened a salvage auction in Sacramento, California co-located with ADESA.

•
2003—Relocated a used vehicle auction in Atlanta, Georgia and opened salvage auctions in Long Island, New York and Fremont, California.

•
2002—Opened a new used vehicle auction in Long Island, New York and acquired an independently owned salvage auction near Raleigh, North Carolina.

•
2001—Acquired eight salvage auctions from Auto Placement Center. These auctions are located in Rhode Island, Massachusetts, Maine, New Hampshire, Vermont and New York.

•
2000—Acquired nine used vehicle auctions from Manheim Auctions, Inc. ("Manheim") as part of a required divestiture. These auctions are located in close proximity to Atlanta, Clearwater, Colorado Springs, San Francisco, Kansas City, Orlando, Phoenix, Tampa and Seattle.

•
2000—Acquired Canadian Auction Group, Inc., a used vehicle auction chain consisting of 13 locations in Canada. These auctions are located in or near Calgary, Dartmouth, Edmonton, Kitchener, Les Cedres, Saskatoon, St. John's, Toronto, Winnipeg, Moncton, Hamilton and Vancouver.

•
1995—Acquired Impact Auto Auctions, Ltd., a salvage auction chain in Canada was acquired in four stages: 20 percent of the company was purchased in October 1995, 33.33 percent was purchased in each of March 1999 and January 2000 and 13.34 percent was purchased in May 2000. Impact Auctions, Ltd. consisted of nine auctions that are located in Calgary, Edmonton, Halifax, London, Moncton, Montreal, Ottawa, Sudbury and Toronto.

•
1994—ADESA acquired AFC.

ADESA Corporation was incorporated in Indiana on October 4, 1991. ADESA, Inc., was incorporated in the state of Delaware on January 23, 2004. On May 24, 2004, ADESA Corporation, then a wholly owned subsidiary of ALLETE, was merged into ADESA, Inc., another wholly owned subsidiary of ALLETE. ADESA's initial public offering of 6,250,000 shares of common stock was declared effective by the Securities and Exchange Commission ("SEC") on June 15, 2004. On September 20, 2004, ALLETE completed the distribution of a stock dividend to all ALLETE stockholders totaling 88,600,000 shares, completing the separation of ADESA from ALLETE.

EMPLOYEES

At December 31, 2005, ADESA had a total of 10,740 employees, with 8,447 located in the U.S. and 2,293 located in Canada. Approximately 71 percent of the Company's workforce consists of full-time employees. Currently, none of the Company's employees participate in collective bargaining agreements.

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

AVAILABLE INFORMATION

ADESA's Web address is www.adesainc.com. ADESA's electronic filings with the SEC (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information posted on the Company's Web site is not incorporated into this Annual Report. In addition, the SEC maintains a

Web site that contains reports, proxy and information statements and other information filed with the SEC. The Web site can be accessed at http://www.sec.gov.

New York Stock Exchange Corporate Governance Matters

As a listed company with the New York Stock Exchange ("NYSE"), ADESA is subject to certain corporate governance standards required by the NYSE. Among other requirements, each listed company CEO is required, under Section 303A.12 (a) of the NYSE Listed Company Manual, to certify to the NYSE each year that he or she is not aware of any violation by the company of NYSE corporate governance listing standards. ADESA filed the annual CEO certification with the NYSE, confirming its compliance with the NYSE's corporate governance listing standards, on June 13, 2005.

Included as Exhibits 31.1 and 31.2 of this 2005 Annual Report on Form 10-K, are the required CEO and CFO Sarbanes-Oxley Act Section 302 certifications filed with the SEC.

Item 1a. Risk Factors

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions, and anticipated cash requirements) may be forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. Forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risks Related to ADESA's Business" and "Risks Relating to ADESA's Former Relationship with and Separation from ALLETE". Some of these factors also include:

•
significant changes in volume of vehicles bought, sold or financed by the Company's customers;

•
the mix of vehicles sold (dealer vs. institutional) at the Company's auctions and OEM pricing programs;

•
fluctuations and volatility in the market value of used and salvage vehicles;

•
changes in North America vehicle production;

•
the availability of used and salvage vehicles;

•
inability to implement price increases;

•
changes in buyer attendance at vehicle auctions;

•
the announcement of new vehicle supply agreements by ADESA or its competitors;

•
the introduction by competitors of new services that make ADESA's services obsolete or less valuable;

•
the introduction of new competitors;

•
the Company's ability to integrate and manage its acquisitions successfully;

•
the timing and size of the Company's new facility openings;

•
the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of the Company's business, operations and infrastructure;

•
third-party claims for infringement of intellectual property rights by ADESA, and the outcome of any litigation with respect thereto;

•
severity of weather and seasonality of weather patterns;

•
changes in the Canadian dollar;

•
changes in interest rates;

•
variations in vehicle accident rates and scrappage;

•
changes in scrap metal prices;

•
delays or changes in state title processing;

•
changes in state, provincial or federal laws or regulations affecting used or salvage vehicles or the floorplan financing of used vehicles;

•
the availability and cost of general business insurance;

•
labor costs; and

•
other risks described from time to time in ADESA's filings with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed by ADESA in 2006.

Many of these risk factors are outside of ADESA's control, and as such, they involve risks which are not currently known to ADESA that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date hereof and ADESA does not undertake to update its forward-looking statements.

RISKS RELATED TO ADESA's BUSINESS

Because of the factors mentioned below and other variables affecting ADESA's operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. If any of these risks actually occur, the Company's business, financial condition or results of operations could suffer. The following discussion, as well as discussion in other areas of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report on Form 10-K, highlight some of these risks. Other areas of this Report on Form 10-K that discuss these risks include:

  •
  The following sections under Item 1 "Business"

  •
  Industry Overview;

  •
  Competition;

  •
  Vehicle Regulation; and

  •
  Environmental Regulation.

  •
  Item 3 "Legal Proceedings"

  •
  Item 7a "Quantitative and Qualitative Disclosures About Market Risk"

Among the factors that could cause actual results to differ materially are the factors detailed below. These risks and uncertainties are not the only ones facing ADESA. Additional risks and uncertainties not presently known to ADESA or currently believed to be immaterial also may adversely affect ADESA. Any risks or uncertainties that develop into actual events could have material adverse effects on ADESA's businesses, financial condition and results of operations.

Fluctuationsin consumer demand for used and leased vehicles impact auction sales volume and conversion rates, which may adversely affect ADESA's revenues and profitability.

Used vehicle sales are driven by consumer demand. As consumer demand fluctuates, the volume and prices of used vehicles may be affected and the demand for used vehicles at auction by dealers may likewise be affected. The demand for used vehicles at auction by dealers may therefore affect wholesale price of used vehicles and the conversion percentage of vehicles sold at auction.

The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction. As manufacturers and other lenders have decreased the number of leases in the last few years and extended the lease terms of some of the leases that were written, the number of off-lease vehicles available at auction declined in 2003, 2004 and 2005 and that decline is expected to continue in 2006. ADESA is not able to predict the manufacturers' and other lenders' approaches to leasing and thus future volumes of off-lease vehicles may be affected based upon leasing terms and trends. The supply of off-lease vehicles coming to auction is also affected by the market value of used vehicles compared to the residual value of those vehicles per the lease terms. In most cases, the lessee and the dealer have the ability to purchase the vehicle at the residual price at the end of the lease term. Generally, as market values of used vehicles rise, the number of vehicles purchased at residual value by the lessees and dealers increases, thus decreasing the number of off-lease vehicles available at auction.

The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations.

The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations due to a number of factors, many of which are beyond the Company's control. Among the factors that have in the past and/or could in the future affect the Company's operating results are: general business conditions; trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing; economic conditions including fuel prices and Canadian exchange rate and interest rate fluctuations; trends in the vehicle remarketing industry; the introduction of new competitors; competitive pricing pressures; and costs associated with the acquisition of businesses or technologies. As a result of the above factors, operations are subject to significant variability and uncertainty from quarter to quarter.

ADESA may not be able to grow if the Company is unable to successfully acquire and integrate other auction businesses and facilities.

The vehicle redistribution industry is considered a mature industry in which low single-digit growth is expected in industry unit sales. Acquisitions have been a significant part of the Company's historical growth and have enabled it to further broaden and diversify its service offerings. The Company's strategy involves the acquisition and integration of additional physical auction sites, technologies and personnel. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings. Further, integration of newly established or acquired businesses is often disruptive. Since the Company has acquired or in the future may acquire one or more businesses, there can be no assurance that the Company will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to successfully integrate such organizations into its business. Failure to do so could materially adversely affect the Company's business, financial condition and results of operations. In addition, ADESA expects to compete against other auction groups or new industry consolidators for suitable acquisitions. If ADESA is able to consummate acquisitions, such acquisitions could be dilutive to earnings, and ADESA could overpay for such acquisitions.

In pursuing a strategy of acquiring other auctions, ADESA faces other risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

  •
  incurring significantly higher capital expenditures and operating expenses;

  •
  entering new markets with which ADESA is unfamiliar;

  •
  incurring potential undiscovered liabilities at acquired auctions;

  •
  failing to maintain uniform standards, controls and policies;

  •
  impairing relationships with employees and customers as a result of management changes; and

  •
  increasing expenses for accounting and computer systems, as well as integration difficulties.

High fuel prices may have an adverse effect on the Company's revenues and operating results, as well as its earnings growth rates.

High fuel prices affect the demand for sport utility and full-sized vehicles which are generally not as fuel efficient as smaller vehicles. In addition, high fuel prices could lead to a reduction in the miles driven per vehicle which may reduce accident rates. Retail sales and accident rates are factors that affect the number of used and salvage vehicles sold at auction, wholesale prices of those vehicles and the conversion rates at used vehicle auctions. Additionally, high fuel costs increase the cost for the transportation and towing of vehicles. The Company may not be able to pass on such higher costs to the customers who supply vehicles to the Company's auctions.

Weather-related and other events beyond ADESA's control may adversely impct operations.

Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, terrorist attacks or war, may adversely affect the overall economic environment, the markets in which the Company competes, its operations and its profitability. These events may impact the Company's physical auction facilities, causing a material increase in costs, or delays or cancellation of auction sales, which could have a material adverse impact upon the Company's revenues and profitability.

The Company is, and may be in the future, subject to patent infringement claims, which could have an impact on the Company's business or operating results due to a disruption in its business operations, the incurrence of significant costs and other factors.

From time to time, the Company may receive notices from others claiming that it infringes their patent or intellectual property rights, and the number of these claims could increase in the future. Claims of patent infringement could require ADESA to enter into licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminary or permanently from further use of the intellectual property in question, which could require ADESA to change its business practices and limit its ability to compete effectively. Even if ADESA believes that claims are without merit, the claims can be time-consuming and costly to defend and divert management's attention and resources away from its businesses. If ADESA is required to take any of these actions, it could have an adverse impact on the Company's business and operating results.

Pending litigation could have an adverse effect on the Company.

There is no guarantee that the Company will be successful in defending itself in legal and administrative actions or in asserting its rights under various laws, including intellectual property laws. In addition, the Company could incur substantial costs in defending itself or in asserting its rights in such actions. The costs and other effects of pending litigation and administrative actions against the Company cannot be determined with certainty. Although management currently believes that no such proceedings will have a material adverse effect on the Company, there can be no assurance that the outcome of such proceedings will be as expected. For a further discussion, see "Legal Proceedings" under Item 3 of this Report on Form 10-K.

ADESA faces significant competition.

ADESA faces significant competition for the supply of used and salvage vehicles and for the buyers of those vehicles while the used vehicle inventory floorplan financing sector is characterized by diverse and fragmented competition. The Company faces current or potential competition from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) potential new vehicle remarketing venues and dealer financing services and (iv) existing alternative vehicle remarketing venues. ADESA's auctions provide a full range of services to sellers and buyers. In both the vehicle auction and dealer financing businesses, both the Company and its competitors are working to develop new services and technologies, or improvements and modifications to existing services and technologies. Some of these competitors may be able to respond more quickly to new or emerging services and technologies, evolving industry trends and changes in customer requirements and devote greater resources to the development, promotion and sale of their services. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company would not have a material adverse effect on its business and results of operations.

Changes in technology could cause ADESA's competitive position to be negatively impacted and, as a result, ADESA may lose customers.

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

Online auctions or other methods of redistribution may diminish both the quality and quantity as well as reduce the value of vehicles sold through traditional auction facilities. Although ADESA offers online auctions and services as part of its standard service offerings, ADESA cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on its auction facilities.

The operation of the Company's auction facilities poses certain environmental risks which could adversely affect ADESA's results of operations and financial condition.

ADESA's businesses are subject to regulation by various U.S. and Canadian federal, state, provincial and local authorities concerning air quality, water quality, solid wastes and other environmental matters. In the vehicle redistribution industry, large numbers of vehicles, including damaged vehicles at salvage auctions, are stored at auction facilities and, during that time, releases of fuel, motor oil and other fluids may occur, resulting in soil, air, surface water or groundwater contamination. In addition, the facilities generate and/or store petroleum products and other hazardous materials, including wastewater waste solvents and used oil, and body shops at the facilities may release harmful air emissions associated with painting. Further, the Company is subject to other safety and training regulations as required by local, state and federal law. The Company has an environmental and safety compliance program that is administered by the environmental and safety department of the Company and includes monitoring, measuring and reporting compliance, establishing safety programs and training Company personnel in environmental and safety matters. Any failure by the Company to obtain required permits or operate within regulations for, control the use of, or adequately restrict the discharge of hazardous or regulated substances or materials under present or future regulations could subject the Company to substantial liability, require costly cleanup or require changes in the Company's remarketing services or auction facilities.

For a further discussion of the environmental regulation of ADESA's businesses, see "Business—Environmental Regulation" under Item 1 of this Report on Form 10-K.

ADESA assumes the settlement risk for all vehicles sold through its auctions.

ADESA does not have recourse against sellers for any buyer's failure to satisfy its debt. Since the Company's revenues for each vehicle do not include the gross sales proceeds, failure to collect the receivables in full would result in a net loss up to the gross sales proceeds on a per vehicle basis in addition to any expenses incurred to collect the receivables and to provide the services associated with the vehicle. Although ADESA takes steps to mitigate this risk, if ADESA is unable to collect payments on a large number of vehicles, the resulting payment obligations and decreased fee revenues may have a material adverse effect on the Company's results of operations and financial condition.

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

The Company's future performance is significantly dependent upon the continued service of its key field and senior management personnel. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. ADESA may have difficulty in retaining and attracting customers, developing new services, negotiating favorable agreements with customers and providing acceptable levels of customer service. Although leadership changes will occur from time to time, ADESA cannot predict whether significant resignations will occur. The success of the business heavily depends on the leadership of the executive officers, all of whom are employees-at-will and many of whom are not subject to any agreements not to compete. Additionally, ADESA has no key person insurance on any of its executive officers.

ADESA is dependent on good labor relations.

At December 31, 2005, ADESA had a total of 10,740 employees, with 8,447 located in the U.S. and 2,293 located in Canada. Approximately 71 percent of the workforce consists of full-time employees. In addition to the workforce of employees, ADESA also utilizes temporary labor services to assist in handling the vehicles consigned during periods of peak volume. Many of the Company's employees, both full- and part-time, are unskilled, and in periods of strong economic growth, ADESA may find it difficult to compete for sufficient unskilled labor. If the Company is unable to maintain its full- or part-time workforce or the necessary relationships with third party providers, its operations may be adversely affected.

In addition, auctioneers at the Company's auctions are highly skilled individuals who are essential to the successful operation of its auction business. Nearly all of its auctioneers are independent contractors who provide their services for a daily or weekly rate. If ADESA is unable to retain a sufficient number of experienced auctioneers, its operations may be adversely affected.

A portion of ADESA's net income is derived from Canada, which exposes the Company to foreign exchange and other risks.

Fluctuations between U.S. and Canadian currency values may adversely affect the Company's results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from Canada. For the 12 months ended December 31, 2005, approximately 20 percent of the Company's revenues were attributable to its Canadian operations. A decrease in the value of the Canadian currency relative to the U.S. dollar could reduce the Company's profits from its Canadian operations and the value of the net assets of its Canadian operations when reported in U.S. dollars in the Company's financial statements. This could have a material adverse effect on the Company's business, financial condition or results of operations as reported in U.S. dollars.

In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of the Company's reported results of operations. For purposes of accounting, the assets and liabilities of the Company's Canadian operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of the Company's Canadian operations are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income/loss as a component of stockholders' equity.

For a further discussion of ADESA's foreign exchange risk, see "Quantitative and Qualitative Disclosures About Market Risk" under Item 7a of this Report on Form 10-K.

ADESA's operations may be restricted by vehicle-related or lending laws and other regulations, including vehicle brokerage and auction laws.

ADESA's operations and sales of vehicles by its customers are subject to regulation, supervision and licensing under various U.S. and Canadian federal, state, provincial and local statutes, ordinances and regulations. For a further discussion of the vehicle regulations applicable to ADESA's businesses, see "Business—Vehicle Regulation" under Item 1 of this Report on Form 10-K.

The Company has a material amount of goodwill which, if it becomes impaired, would result in a reduction in the Company's net income.

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. At December 31, 2005, approximately $533 million or 27%, of ADESA's total assets represented goodwill. Declines in the Company's profitability may impact the fair value of its reporting units, which could result in a write-down of the Company's goodwill and a reduction in net income.

New accounting pronouncements or new interpretations of existing standards could require ADESA to make adjustments to accounting policies that could adversely affect the financial statements.

The Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that sometimes require changes to the Company's accounting policies and procedures. To date, ADESA does not believe any new pronouncements or interpretations have had an adverse effect on the Company's financial condition or results of operations, but future pronouncements or interpretations could require the change of policies or procedures.

RISKS RELATING TO ADESA's FORMER RELATIONSHIP WITH AND SEPARATION FROM ALLETE

ADESA may be required to indemnify ALLETE if the spin-off becomes taxable.

ADESA and ALLETE entered into a tax sharing agreement, effective on the date of the spin-off, which governs ALLETE's and ADESA's respective rights, responsibilities and obligations after the spin-off with respect to taxes for the periods ending on or before the spin-off. Under the tax sharing agreement, if the spin-off becomes taxable to ALLETE, ADESA will be required to indemnify ALLETE for any taxes which arise as a result of ADESA's actions or inaction. In addition, ADESA will be required to indemnify ALLETE for 50 percent of any taxes that do not arise as a result of actions or inaction of either ADESA or ALLETE. Consequently, to avoid causing the spin-off to be taxable to ALLETE under Section 355(e) of the Internal Revenue Code, ADESA may be significantly limited in its ability to issue shares for the two-year period following the spin-off.

ADESA faces risks associated with being a member of ALLETE's consolidated group for federal income tax purposes for the periods prior to the spin-off.

Under the existing tax sharing agreement, ADESA generally will pay ALLETE the amount of federal income taxes that ADESA would be required to pay if ADESA were a separate taxpayer not included in ALLETE's consolidated federal tax returns for the periods prior to the spin-off on September 20, 2004. In addition, ALLETE effectively controlled substantially all of the Company's tax decisions and has sole authority to respond to and conduct all tax proceedings, including tax audits relating to ALLETE's consolidated returns in which ADESA is included; provided however, that no action will be taken by ALLETE that would materially adversely affect ADESA without first obtaining ADESA's consent. Moreover, notwithstanding the existing tax sharing agreement, federal law provides that each member of a consolidated group has several liability for the group's entire tax obligation. Thus, if ALLETE or other members of the group fail to pay taxes attributable to any period during which ADESA was a member of ALLETE's consolidated group, including the taxable year of ALLETE that ended on December 31, 2004, or if the spin-off becomes taxable as a result of ALLETE's actions or inactions and ALLETE does not satisfy the resulting tax liabilities for any reason, as required by law, notwithstanding the existing tax sharing agreement, ADESA may be liable for any part of, including the whole amount of, such liabilities.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

ADESA's corporate headquarters are located in Carmel, Indiana. The Company's corporate headquarters and its Canadian office are leased properties. Properties utilized by the Company's auction and related services business segment include 53 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. ADESA also operates 37 salvage vehicle auction facilities in the U.S. and Canada which are utilized by the Company's auction and related services business segment. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with the Company's used vehicle auctions.

Of AFC's 84 offices in North America, 52 are physically located at auction facilities (including 42 at ADESA auctions). Each of the remaining 32 AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its loan production offices.

The following tables list the used and salvage vehicle auctions owned or leased by ADESA:

Used Vehicle Auctions	Location	Number of Auction Lanes
US
ADESA Boston(d)	Framingham, Massachusetts	14
ADESA Golden Gate(d)	Tracy, California	12
ADESA Phoenix(d)	Chandler, Arizona	12
ADESA New Jersey(d)	Manville, New Jersey	12
ADESA Buffalo(a)(d)	Akron, New York	10
ADESA Birmingham(d)	Moody, Alabama	10
ADESA Indianapolis(d)	Plainfield, Indiana	10
ADESA Little Rock(b)(d)	North Little Rock, Arkansas	10
ADESA Charlotte(d)	Charlotte, North Carolina	10
ADESA Dallas	Mesquite, Texas	9
ADESA Atlanta(b)(d)	Fairburn, Georgia	8
ADESA Cincinnati/Dayton(d)	Franklin, Ohio	8
ADESA Cleveland(d)	Northfield, Ohio	8
ADESA Pittsburgh(d)	Mercer, Pennsylvania	8
ADESA San Antonio(d)	San Antonio, Texas	8
ADESA Tampa	Tampa, Florida	8
ADESA Houston(d)	Houston, Texas	8
ADESA Los Angeles(c)(d)	Mira Loma, California	8
ADESA Kansas City(d)	Lee's Summit, Missouri	7
ADESA Memphis(d)	Memphis, Tennessee	6
ADESA Knoxville(d)	Lenoir City, Tennessee	6
ADESA Jacksonville(a)(d)	Jacksonville, Florida	6
ADESA Austin(b)	Austin, Texas	6
ADESA San Diego(d)	San Diego, California	6
ADESA Long Island(d)	Yaphank, New York	6
ADESA Lexington(d)	Lexington, Kentucky	6
ADESA Washington(b)(d)	Sterling, Virginia	6
ADESA Colorado Springs(d)	Colorado Springs, Colorado	6
ADESA Des Moines(d)	Grimes, Iowa	6
ADESA Tulsa(c)(d)	Tulsa, Oklahoma	5
ADESA Concord(a)(d)	Acton, Massachusetts	5
ADESA Shreveport(d)	Shreveport, Louisiana	5
ADESA Sacramento(a)(d)	Sacramento, California	5

ADESA Ocala(d)	Ocala, Florida	5
ADESA Wisconsin(d)	Portage, Wisconsin	5
ADESA Lansing(d)	Dimondale, Michigan	5
ADESA Seattle(d)	Auburn, Washington	5
ADESA St. Louis(d)	Barnhart, Missouri	4
ADESA Southern Indiana	Edinburgh, Indiana	3
Canada
ADESA Montreal(d)	St. Eustache, Quebec	14
ADESA Toronto(d)	Brampton, Ontario	8
ADESA Vancouver(a)(b)(d)	Richmond, British Columbia	7
ADESA Edmonton(d)	Nisku, Alberta	5
ADESA Ottawa(a)(d)	Vars, Ontario	5
ADESA Halifax(a)(c)(d)	Enfield, Nova Scotia	5
ADESA Calgary(d)	Airdrie, Alberta	4
ADESA Winnipeg(d)	Winnipeg, Manitoba	4
ADESA Kitchener	Ayr, Ontario	4
ADESA Saskatoon(b)	Saskatoon, Saskatchewan	2
CAG Vancouver(b)	Surrey, British Columbia	2
ADESA Moncton(c)	Moncton, New Brunswick	2
ADESA St. John's(b)	Mount Pearl, Newfoundland	1
Mexico
ADESA Mexico(b)	Toluca, Mexico	1
(a)
Shares facilities with salvage auction at the same location.

(b)
Leased auction facilities.

(c)
ADESA currently leases part of the property on which this auction is located.

(d)
Facility includes an AFC office.

Salvage Auctions	Location	Total Acreage
US
ADESA Impact—Charlotte(a)	Concord, North Carolina	128
ADESA Impact—Clayton(a)	Clayton, North Carolina	99
ADESA Impact—Orlando North(b)	Sanford, Florida	73
ADESA Impact—Montgomery(a)	Rock Tavern, New York	65
ADESA Impact—Fremont	Fremont, California	63
ADESA Impact—Canton/Akron(b)	New Philadelphia, Ohio	40
ADESA Impact—Clearwater(b)	Clearwater, Florida	33
ADESA Impact—Vermont	Essex, Vermont	32
ADESA Impact—Taunton	East Taunton, Massachusetts	29
ADESA Impact—Miami(b)	Opa-Locka, Florida	28
ADESA Impact—Loraine(b)	Loraine, Ohio	27
ADESA Impact—Albany(b)	Colonie, New York	25
ADESA Impact—Scranton(b)	Pittston, Pennsylvania	23
ADESA Impact—Connecticut(b)	Middletown, Connecticut	20
ADESA Impact—Columbus(b)	Grove City, Ohio	20
ADESA Impact—Buffalo(c)	Akron, New York	15
ADESA Impact—Orlando South(b)	Orlando, Florida	15
ADESA Impact—Rhode Island	East Providence, Rhode Island	15
ADESA Impact—Cincinnati(b)	Amelia, Ohio	12

ADESA Impact—Salem	Salem, New Hampshire	11
ADESA Impact—Concord(c)	Acton, Massachusetts	10
ADESA Impact—Long Island(b)	Medford, New York	9
ADESA Impact—Saco	Saco, Maine	9
ADESA Impact—Clinton	Clinton, Maine	7
ADESA Impact—Jacksonville(c)	Jacksonville, Florida	6
ADESA Impact—Sacramento(c)	Sacramento, California	6
Canada
Impact Montreal(b)	Les Cedres, Quebec	50
Impact Toronto(b)	Stouffville, Ontario	32
Impact Sudbury(d)	Sudbury, Ontario	20
Impact London(b)	London, Ontario	17
Impact Calgary	Calgary, Alberta	15
Impact Hamilton	Hamilton, Ontario	12
Impact Edmonton(c)	Nisku, Alberta	10
Impact Ottawa(c)	Vars, Ontario	9
Impact Moncton(b)	Moncton, New Brunswick	8
Impact Halifax(c)	Enfield, Nova Scotia	6
Impact Vancouver(b)(c)	Richmond, British Columbia	3
(a)
ADESA currently leases part of the property on which this auction is located.

(b)
Leased auction facilities.

(c)
Shares facilities with used vehicle auction at the same location.

(d)
ADESA owns a 50 percent interest in this facility.

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

SEC Informal Inquiry

In December 2003, the staff of the SEC initiated an informal inquiry relating to ALLETE's internal audit function and the internal financial reporting of ALLETE (ADESA's former parent), ADESA, AFC, a wholly owned subsidiary of ADESA, and the loan loss methodology at AFC. ALLETE and the Company fully and voluntarily cooperated with the informal inquiry and sent a response to the SEC in February 2004. Management believes that the Company has acted appropriately and that this inquiry will not result in action that has a material adverse impact on the Company or its reported results of operations. The Company has had no further inquiries or correspondence with the SEC since the first quarter of 2004.

ADESA Impact Taunton facility

In December 2003, the Massachusetts Department of Environmental Protection ("MADEP") identified the Company as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage auction facility operated by the Company. The wells had elevated levels of methyl tertiary butyl ether ("MTBE"). MTBE is a chemical compound added to gasoline to reduce environmental emissions. In 2005, the EPA preliminarily identified MTBE as a "likely" carcinogen.

The Company engaged GeoInsight, Inc. an environmental services firm, to conduct tests of the soil, groundwater and ambient air on and adjacent to the Company's salvage auction site. The results of the soil and water tests indicated levels of MTBE exceeding MADEP standards with respect to certain residential properties. In response to the empirical findings, the Company, with the approval of the MADEP, installed granular activated carbon filtration systems in 33 residences that may be impacted by MTBE.

In January 2004, the Company submitted an immediate response action plan (IRA) to the MADEP describing the initial activities the Company performed, and the additional measures that the Company used to further assess the existence of any imminent hazard to human health. In addition, as required by the MADEP, the Company has conducted an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells. Based on the analyses conducted, the Company has advised the MADEP that it believes that an imminent hazard condition does not exist. The Company is submitting periodic status updates to the MADEP.

The salvage auction facility was acquired from Auto Placement Center, Inc. in 2001. Although the primary releases of gasoline and MTBE may have preceded the Company's acquisition of the Taunton salvage site, the Company voluntarily agreed to several remediation measures including the construction of a municipal waterline to serve the residents of the area. The construction of the waterline was completed in the first quarter of 2005. In the second quarter of 2005, the Company entered into a settlement agreement with its environmental insurance carrier with respect to certain coverage matters which were in dispute relating to the Taunton site. The payment that was made to the Company under the settlement agreement was not material to the Company's results of operations or financial condition. The Company has released its insurance carrier from any further claims with respect to environmental conditions at the Taunton site.

In June 2005, 64 residents of Taunton, Massachusetts filed two separate lawsuits against ADESA Impact in Massachusetts Superior Court, Bristol Division (Civil Action No.2005-00640 and Civil Action No. 2005-00641). The complaints seek approximately $5.7 million in damages for ADESA's alleged negligence, trespass, and creation of a public nuisance arising from elevated gasoline and contaminants of MTBE in the ground water and water wells of the plaintiffs which plaintiffs contend resulted from an above ground gasoline storage tank leak or spill at the Company's Taunton salvage auction. In particular, plaintiffs are seeking damages for: (1) diminution in the appraised value of their respective residences, (2) well contamination, (3) damage to and loss of use of their property, (4) pain and suffering and (5) reimbursement of certain expenses incurred as a result of the MTBE release.

ADESA Impact filed a Notice of Removal with respect to both actions with the United States District Court for the District of Massachusetts removing both of the cases pending in the Bristol County Superior Court of the Commonwealth of Massachusetts to the U.S. District Court (Civil Actions No. 05-11493 and 05-11494). In August 2005, Automotive Recovery Services, Inc. d/b/a ADESA Impact filed answers, including defenses, to the pending actions. Although there is the potential for an adverse judgment given the risk and uncertainties of litigation, in the event of an adverse decision, the Company does not believe that it would have a material adverse effect on its consolidated financial condition or liquidity but could possibly be material to its consolidated results of operations in any one accounting period. The Company intends to vigorously defend itself against the claims of the plaintiffs.

The Company has a remaining accrual of $1.0 million at December 31, 2005 with respect to the Taunton matter which includes ongoing filtration and monitoring costs. This amount is included in the $3.1 million liability accrued for environmental matters at December 31, 2005.

Auction Management Solutions, Inc.

In March 2005, Auction Management Solutions, Inc. ("AMS") filed a lawsuit against ADESA, Inc. in U.S. District Court for the Northern District of Georgia, Atlanta Division (Civil Action No. 05 CV 0638), alleging infringement of U.S. Patent No. 6,813,612 (the "612 Patent") which was issued November 2, 2004 and pertains to an audio/video system for streaming instantaneous and buffer free data to and from a live auction site. The AMS complaint was served upon ADESA in July 2005. The complaint seeks unspecified damages and injunctive relief. The Company filed its answer, including its defenses, to the complaint in August 2005. The Company continues to vigorously defend itself against the infringement allegations. The litigation is currently in discovery.

In related litigation, AMS also filed a lawsuit against Manheim Auctions, Inc. ("Manheim"), Live Global Communications USA Inc. and Live Global Bid, Inc. (collectively "LGB") in U.S. District Court for the Northern District of Georgia, Atlanta Division (Civil Action 05 CV 0639), alleging infringement of the `612 Patent and other causes of action against Manheim. The Company licenses technology used in its LiveBlock Internet auction application from LGB. The complaint seeks unspecified damages and injunctive relief. In May 2005, AMS withdrew its request for a preliminary injunction against Manheim and LGB. In June 2005, Manheim filed a counterclaim against AMS alleging infringement of U.S. Patent No. 5,774,873 related to online motor vehicle auction systems. This litigation has been consolidated with the AMS lawsuit against the Company during the discovery phase. No trial date has been set.

Although ADESA believes it has substantial defenses to the AMS claims, there is the potential for an adverse judgment given the risk and uncertainty inherent in litigation. In the event of an adverse decision, ADESA does not believe that it would have a material adverse effect on its consolidated financial condition or liquidity but could possibly be material to its consolidated results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

ADESA's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since June 16, 2004. According to the records of the Company's transfer agent, there were approximately 27,247 stockholders of record of ADESA common stock at February 28, 2006.

The following table sets forth the range of high and low sales prices for each quarter since the Company has been a public company:

	2005
	High	Low
4th Quarter (October 1 – December 31)	$24.99	$20.68
3rd Quarter (July 1 – September 30)	$24.77	$21.50
2nd Quarter (April 1 – June 30)	$24.65	$21.40
1st Quarter (January 1 – March 31)	$24.41	$19.20
	2004
	High	Low
4th Quarter (October 1 – December 31)	$21.50	$15.11
3rd Quarter (July 1 – September 30)	$24.85	$15.75
2nd Quarter (June 16 – June 30)	$25.90	$24.00

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

ADESA paid a quarterly dividend of $0.075 per common share in 2005 ($0.30 per common share in total). ADESA paid a $17.5 million dividend to ALLETE, the sole holder of record of the Company's common stock, through a wholly owned subsidiary, on March 31, 2004. ADESA also paid a $100 million dividend to ALLETE on May 25, 2004, in the form of an intercompany note. On December 15, 2004, the Company paid its first quarterly dividend of $0.075 per common share.

Issuer Purchases of Equity Securities

On May 12, 2005, the Company completed its $130 million share repurchase program, which had been approved by the Company's board of directors on August 30, 2004. The Company repurchased a cumulative total of 6.2 million shares at a weighted average price of $20.83 per share and an aggregate cost of $128.9 million pursuant to the program.

The following table provides information about purchases by ADESA of its shares of common stock during the quarter ended December 31, 2005 (actual shares):

ADESA Common Stock Repurchases(1)

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1 – October 31	540	$22.04	–	–
November 1 – November 30	779	$21.93	–	–
December 1 – December 31	240	$24.41	–	–

Total	1,559	$22.35	–	–

(1)
Primarily reflects shares surrendered in the fourth fiscal quarter to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Operating results of ComSearch, Inc., as well as the Company's former vehicle transport and vehicle importation businesses are included in discontinued operations and amounts have been adjusted accordingly for all periods presented. Also, 2002, 2003, 2004 and 2005 operating results do not include goodwill amortization as required by Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

The Company incurred various charges and incremental expenses in 2004 and 2005 related to its initial public offering of its common stock and a registered public offering of its unsecured 7 5/8% senior subordinated notes, subsequent separation from ALLETE and subsequent restructuring of its debt that affect the comparability of its reported results of operations. As a result of these transactions and the transition to an independent public company, 2004 and 2005 operating results might not be comparable to previous periods or ongoing operations. See the "Footnotes to Selected Financial Data" below for the amounts and descriptions of the various charges and incremental expenses incurred by the Company in 2004 and 2005.

(Dollars in millions except per share and as otherwise noted)

For the year ended December 31,	2005(1)	2004(2)	2003(3)	2002	2001

Operations:
Operating revenues
Auction and related services	$842.8	$808.9	$800.2	$722.9	$679.3
Dealer financing	126.0	116.6	104.3	99.9	95.1

Total operating revenues	968.8	925.5	904.5	822.8	774.4
Operating expenses (exclusive of depreciation and amortization)	700.6	676.6	668.2	617.3	577.9
Operating profit	227.4	213.0	201.3	173.2	154.6
Interest expense	31.2	25.4	16.0	22.5	38.6
Loss on extinguishment of debt	2.9	14.0	–	–	–
Income from continuing operations	126.1	109.0	113.9	92.8	75.0
Earnings per share—basic and diluted from continuing operations	$1.40	$1.19	$1.29	$1.05	$0.85
Weighted average shares outstanding
Basic (millions)(4)	89.9	91.2	88.6	88.6	88.6
Diluted (millions)(4)	90.3	91.5	88.6	88.6	88.6
Cash dividends declared per share(5)	$0.30	$0.075	–	–	–

December 31,	2005	2004	2003	2002	2001

Financial Position:
Working capital (deficit)	$302.0	$358.2	$56.8	$(86.1)	$(169.2)
Current ratio	1.7:1	2.0:1	1.1:1	0.8:1	0.8:1
Debt as a percentage of total capitalization	28.4%	33.8%	28.1%	34.2%	46.1%
Total assets	$1,945.5	$1,915.0	$1,656.8	$1,491.6	$1,531.1
Total debt	$432.5	$516.1	$370.9	$409.7	$565.7
Total stockholders' equity	$1,089.9	$1,011.4	$950.2	$788.7	$660.5
Book value per share	$12.07	$11.05	$10.72	$8.90	$7.45
For the year ended December 31,	2005(7)	2004(8)	2003(9)	2002	2001

Other Financial:
Net cash provided by operating activities	$136.5	$175.5	$131.9	$181.7	$77.3
Capital expenditures	$55.3	$31.2	$26.8	$66.5	$57.2
Depreciation and amortization	$40.8	$35.9	$35.0	$32.3	$41.9
EBITDA(6)	$273.9	$239.4	$239.1	$206.8	$198.8
Ratio of earnings to fixed charges(10)	6.2	6.5	8.9	6.0	3.5
For the year ended December 31,	2005	2004	2003	2002	2001

Other Operating:
Used vehicles sold (thousands)	1,733	1,759	1,810	1,741	1,761
Salvage vehicles sold (thousands)	201	200	191	172	145
Total vehicles sold (thousands)	1,934	1,959	2,001	1,913	1,906
Used vehicle conversion rate(11)	63.1%	62.5%	61.0%	59.0%	58.1%
Revenue per vehicle sold(12)	$436	$413	$400	$378	$356
Loan transactions (thousands)	1,096	1,073	950	946	904
Revenue per loan transaction(13)	$115	$109	$110	$106	$105
Facilities:
Number of auction facilities at end of period
Used vehicle	53	53	53	54	54
Salvage	36	28	27	25	20
Number of loan production offices at end of period	84	83	80	81	83

The following table reconciles EBITDA to income from continuing operations and net income (in millions):

For the year ended December 31,	2005(7)	2004(8)	2003(9)	2002	2001

Net income	$125.5	$105.3	$115.1	88.3	67.4
Add back:
Loss (income) from discontinued operations	0.6	3.7	(1.2)	4.5	7.6

Income from continuing operations	$126.1	$109.0	$113.9	$92.8	$75.0

Add back:
Income tax expense	75.8	69.1	74.2	59.2	43.3
Interest expense	31.2	25.4	16.0	22.5	38.6
Depreciation and amortization	40.8	35.9	35.0	32.3	41.9

EBITDA(6)	$273.9	$239.4	$239.1	$206.8	$198.8

A reconciliation of net cash provided by operating activities, another comparable GAAP measure, to EBITDA for each of the fiscal periods indicated is presented below (in millions):

For the year ended December 31,	2005(7)	2004(8)	2003(9)	2002	2001

Net cash provided by operating activities	$136.5	$175.5	$131.9	$181.7	$77.3
Changes in operating assets and liabilities, net of acquisitions	67.8	(8.5)	30.4	(41.8)	46.5
Bad debt expense	(1.2)	(4.2)	(3.4)	(6.3)	(7.3)
Interest expense	31.2	25.4	16.0	22.5	38.6
Income tax expense	75.8	69.1	74.2	59.2	43.3
Deferred income tax	(27.9)	(3.1)	(11.5)	(8.2)	(0.1)
Discontinued operations, net of taxes	0.6	3.7	(1.2)	4.5	7.6
Non-cash loss from discontinued operations	–	–	–	(2.8)	(6.7)
Compensation associated with equity programs	(2.8)	(1.6)	–	–	–
Loss on extinguishment of debt	(2.9)	(14.0)	–	–	–
Other non-cash, net	(3.2)	(2.9)	2.7	(2.0)	(0.4)

EBITDA(6)	$273.9	$239.4	$239.1	$206.8	$198.8

Footnotes to Selected Financial Data

(1)
2005 operations include:

•	Loss on extinguishment of debt totaling $2.9 million ($1.8 million after tax or $0.02 per share). The loss on extinguishment of debt consists of a charge for the write-off of certain unamortized debt issuance costs associated with the Company's June 2004 credit facility and certain expenses related to the amended and restated credit facility.
•	Gain on termination of swap of $0.5 million ($0.3 million after tax). The interest rate swap agreement related to the former Term Loan B facility was terminated in the third quarter of 2005.
•	Incremental corporate expenses compared to 2004, of $3.9 million ($2.4 million after tax or $0.03 per share). Incremental corporate expenses were incurred in the first half of 2005 and consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company.
•	Incremental interest expense compared to 2004, of $7.9 million ($4.8 million after tax or $0.05 per share) incurred in the first half of 2005 resulting from the Company's recapitalization and transition to an independent public company.

(2)
2004 operations include:

•	Transaction costs totaling $3.0 million ($1.8 million after tax or $0.02 per share). Transaction costs consist primarily of legal and professional fees associated with the Company's initial public offering and separation from ALLETE.
•	Loss on extinguishment of debt totaling $14.0 million ($8.5 million after tax or $0.09 per share). The loss on extinguishment of debt consists of an early termination penalty related to the prepayment of the Company's senior notes and write-off of related unamortized debt issuance costs.
•	Incremental corporate expenses compared to 2003, of $11.9 million ($7.3 million after tax or $0.08 per share). Incremental corporate expenses consist of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company.
•	Incremental interest expense compared to 2003, of $8.7 million ($5.3 million after tax or $0.06 per share) resulting from the Company's recapitalization in June of 2004.
(3)
2003 operating expenses include a gain on sale of real estate of $3.4 million ($2.1 million after tax or $0.03 per share).

(4)
Weighted average shares outstanding were 14,086,000 prior to the merger of ADESA, Inc. and ADESA Corporation on May 24, 2004. See Note 2 (Basis of Organization and Presentation) in the Notes to Consolidated Financial Statements.

(5)
Cash dividends declared per share does not include dividends declared and paid to ALLETE totaling $117.5 million prior to ADESA becoming an independent public company.

(6)
EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. The Company believes that EBITDA is a useful supplement and meaningful indicator of earnings performance to be used by its investors, financial analysts and others to analyze the Company's financial performance and results of operations over time. In addition, EBITDA is a useful supplement to net cash provided by operating activities to help investors understand the Company's ability to generate cash flows from operations that are available for taxes, debt service and capital expenditures. EBITDA is also used by the Company's creditors in assessing debt covenant compliance. The Company also uses EBITDA as a segment performance measure. While the Company believes that EBITDA is an important financial measure, it is not presented as an alternative to cash flow, income from continuing operations or net income as indicators of liquidity or operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (GAAP). This measure may not be comparable to similarly titled measures reported by other companies.

(7)
EBITDA for the year ended December 31, 2005 reflects incremental corporate expenses, compared to 2004, of $3.9 million and a loss on extinguishment of debt and gain on termination of swap totaling $2.4 million.

(8)
EBITDA for the year ended December 31, 2004 reflects incremental corporate expenses, compared to 2003, of $11.9 million and transaction costs and a loss on extinguishment of debt totaling $17.0 million.

(9)
EBITDA for the year ended December 31, 2003 includes a gain on sale of real estate of $3.4 million.

(10)
For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs which are charged to interest expense and one-third of rent expense which is deemed representative of an interest factor. Fixed charges for 2005 include incremental interest expense compared to 2004, of $7.9 million, incurred in the first half of 2005 resulting from the Company's recapitalization and transition to an independent public company. Fixed charges for 2004 include incremental interest expense compared to 2003, of $8.7 million resulting from the Company's recapitalization in June 2004.

(11)
The used vehicle conversion rate represents the number of vehicles sold as a percentage of the number of vehicles entered or offered for sale at used vehicle auctions. This measure may not be comparable to similarly titled measures reported by other companies.

(12)
Revenue per vehicle sold is derived by taking auction and related services revenues divided by the number of vehicles sold. Revenue per vehicle sold does not include dealer financing revenues. This measure may not be comparable to similarly titled measures reported by other companies.

(13)
Revenue per loan transaction is computed by taking dealer financing revenues divided by the number of loan transactions. This measure may not be comparable to similarly titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends, and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions, and anticipated cash requirements) may be forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. Forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1a "Risk Factors" of this Report on Form 10-K. Some of these factors include:

    •
    general business conditions;

    •
    trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

    •
    economic conditions including fuel prices and Canadian exchange rate and interest rate fluctuations;

    •
    competition;

    •
    trends in the vehicle remarketing industry;

    •
    business development activities, including acquisitions;

    •
    investments in technology;

    •
    litigation developments;

    •
    weather;

    •
    changes in applicable tax laws and regulations (including significant accounting and tax matters);

    •
    vehicle production; and

    •
    other risks described from time to time in ADESA's filings with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed by ADESA in 2006.

Many of these risk factors are outside of ADESA's control, and as such, they involve risks which are not currently known to ADESA that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date hereof and ADESA does not undertake to update its forward-looking statements.

The Company's future growth depends on a variety of factors, including its ability to increase volume, acquire additional auctions, manage expansion and integration of acquisitions, control costs in its operations, introduce modest fee increases, expand its product and service offerings including technological development and retain its executive officers and key employees. In addition, the Company's indebtedness will require it to use a portion of its operating cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion and ongoing capital expenditures. Accordingly, the Company cannot predict whether its growth strategy will be successful. In addition, the Company cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on its auction business.

Executive Overview

Business

ADESA, Inc. is North America's largest publicly traded provider of wholesale vehicle auctions and used vehicle dealer floorplan financing. ADESA's business is divided into two reportable business segments that are integral parts of the vehicle redistribution industry: auction and related services and dealer financing. The auction and related services segment consists primarily of ADESA's used vehicle and salvage auctions. The Company is the second largest used vehicle auction network in North America with 53 ADESA used vehicle auction sites and 37 salvage vehicle auction sites, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. Automotive Finance Corporation ("AFC") comprises the dealer financing segment and is primarily engaged in the business of providing short-term, inventory-secured financing, known as floorplan financing, to independent used vehicle dealers. AFC conducts business at 84 loan production offices in the U.S. and Canada. A holding company is maintained separately from the two reportable segments and includes expenses associated with being a public company, such as salaries, benefits, and travel costs for the corporate management team, board of directors' fees, investor relations costs, and corporate insurance, treasury, legal, accounting, and risk management costs.

ADESA believes it is well positioned in the used vehicle auction industry which has demonstrated long-term stability. The Company is one of the top three players in most markets in which it operates in an industry with high barriers (facilities, technology and expertise) to entry. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities and is striving to differentiate itself as the premier diversified vehicle remarketing services company. The Company's business model consistently generates substantial operating cash flow, which can be used to fund growth initiatives, with minimal inventory risk.

Overview of 2005 Performance

ADESA completed its first full year as a stand-alone public company in 2005. Similar to 2004, 2005 was a year of change and challenge for ADESA and the vehicle remarketing industry. The Company experienced continued constraints in the institutional vehicle supply, pressure on the wholesale used vehicle market from original equipment manufacturers' incentive pricing programs and weather-related disruptions, along with volatile fuel prices due to the hurricanes in the gulf coast. Despite the challenging operating environment, ADESA achieved several noteworthy accomplishments during 2005:

  •
  Achieved record annual revenues of $968.8 million, representing growth of 5 percent (includes 1.3 percent growth from changes in Canadian currency)

  •
  Income from continuing operations increased 16 percent to $126.1 million

  •
  Achieved all-time record loan transaction volume of 1.1 million, representing growth of over 2 percent

  •
  Acquired a used vehicle auction in Washington D.C. and salvage auctions in North Carolina and Ohio

  •
  Organically added one location for AFC and one salvage auction

  •
  Improved efficiencies and increased capacity utilization at key facilities including facility expansions in Boston, Montreal and New Jersey auctions

  •
  Expanded the Company's real-time interactive Internet bidding system, LiveBlock™ (offered over 1 million vehicles for sale on lanes equipped with the technology)

  •
  Improved technology offerings with the roll-out of Auction Access® dealer registration program

  •
  Completed $130 million share repurchase program (repurchased 1.8 million shares for approximately $42 million in 2005)

  •
  Increased financial flexibility and lowered funding costs via amended and restated credit facility

  •
  Reduced debt by almost $84 million including $50 million of discretionary payments

  •
  Paid a total of $27 million in quarterly dividends ($0.075 per common share)

For the year ended December 31, 2005, the Company reported record annual revenue of $968.8 million and income from continuing operations of $126.1 million or $1.40 per diluted share, compared with revenue of $925.5 million and income from continuing operations of $109.0 million or $1.19 per diluted share for 2004. Results for 2005 included a net $1.5 million after-tax charge related to the refinancing of the Company's senior credit facility. Results for 2004 included $10.3 million of after-tax debt prepayment charges, as well as initial public offering and spin-related charges. Cash provided by operations was $136.5 million for the year ended December 31, 2005, compared with $175.5 million for 2004.

Industry Outlook and Trends

Vehicles in operation ("VIO") in North America and used vehicle sales continued to increase in 2005. North America VIO increased approximately 3 percent in 2005 to 258 million vehicles. Used vehicle sales also increased 3 percent to 46 million vehicles; however, the increase in used vehicle sales was primarily due to the employee pricing initiatives in 2005 which primarily benefited the franchise dealers as opposed to independent dealers. As a result, auction industry volumes decreased slightly from 9.7 million vehicles to an estimated 9.6 million in 2005.

ADESA is optimistic about the long-term outlook for the used vehicle auction industry. The Company estimates that industry auction volumes should increase to 9.8 million vehicles in 2006. Industry sales of rental and commercial fleet vehicles increased approximately 10 percent in 2005 and the Company expects these vehicles will begin to impact auction industry volumes in 2006. While off-lease vehicles are expected to decline again in 2006, lease penetration rates have been on the rise and the Company expects that industry off-lease auction volumes will begin increasing in 2007. In addition, the Company expects lower, stable new vehicle sticker prices in 2006 to result in less volatile used vehicle pricing which should support auction conversion rates compared to the volatility driven by a pricing environment that included heavy new vehicle incentives in 2005.

ADESA's Vision and Strategic Initiatives

ADESA aims to be the industry leader in diversified remarketing and financing services based on sustainable, profitable growth and best in class services. The Company is pursuing strategic initiatives that are designed to capitalize on its underlying business strengths, improve profitability and position the Company to take advantage of the expected growth in the vehicle remarketing industry. These initiatives include: investing for growth; improving technology capabilities; operational improvement; enhancing the dealer consignment focus and human resource development.

Investing for Growth

ADESA has committed to geographic expansion opportunities while also exploring complementary new products and services. ADESA is seeking continued growth through various channels, including acquisitions of independent auctions, developing combination used vehicle and salvage auction sites, relocating existing facilities in growth markets and greenfield development. ADESA has been an active consolidator in used vehicle auctions, which has fueled much of the Company's historical growth. ADESA continues to consider acquiring independent used vehicle auctions in markets where ADESA does not have a presence or hopes to increase its penetration. ADESA also expects that consolidation opportunities will be available for salvage auctions. In February 2006, ADESA purchased certain assets of the N.E. Penn Salvage Company, an independently owned salvage auction in northeast Pennsylvania. In addition, the Company is actively investing in complementary products and services. In February 2006, ADESA purchased 15 percent of Finance Express, a start-up company which has developed dealer management software that facilitates the loan origination process between independent dealers and a variety of consumer lending institutions. The Company believes this investment provides a competitive advantage to AFC relative to other floorplan companies and will enhance future product development efforts targeted at its core customers, the independent used vehicle dealer. ADESA is optimistic about its acquisition and investment opportunities and is focused on accelerating its deployment of capital.

Improving Technology Capabilities

ADESA is committed to investing additional capital and resources for emerging technologies and service offerings in the vehicle redistribution industry. In the fourth quarter of 2005, the Company commenced its roll-out of Auction Access®, a nationwide dealer registration program that eliminates the need for dealers to re-register at multiple auction locations. In early 2006, the Company began rolling-out its AutoVision® wireless vehicle inspection technology to its used vehicle auction operations. During 2005, ADESA increased the number of dealers registered for online auctions and the number of lanes equipped with LiveBlock, resulting in more than 1,075,000 vehicles being offered for sale in a dual bidding forum during 2005, an increase of 59 percent compared to 2004. ADESA will continue to tailor online services to each of its customers to include an optimal mix of physical auctions and online services. Management believes that these areas of investment are critical to both maintaining the Company's competitive position and positioning itself for growth.

Operational Improvement

ADESA believes centralization of certain activities such as purchasing, and standardization of best practices such as auction vehicle processing, are vital to optimizing the Company's service offerings for customers and to driving long-term success. ADESA has committed to centralization and standardization activities through the creation of a new corporate group solely dedicated to these opportunities. Current initiatives aim at providing better information throughout the auction process and moving vehicles faster, more accurately and more efficiently through the auction process to reduce the time-to-cash cycle for vehicle sellers. ADESA's strategy for better leveraging the existing infrastructure includes efforts to increase the utilization rates of its auction facilities by organizing more auctions per facility, conducting auctions of trucks, boats, other recreational vehicles, and equipment and combining some of the Company's used vehicle and salvage auction operations.

Dealer Consignment Focus

The Company expects the volume of vehicles sold by dealers at auction to grow over the next year. ADESA believes there is an opportunity to generate more business from dealers by increasing the first-time conversion rates of their consignments and providing more attractive services and economics as compared with other redistribution channels. Current initiatives include the roll-out of Auction Access throughout the U.S. auction sites. Auction Access allows dealers to utilize a single identification card to register at any of the Company's auction locations. In addition, in early 2006 ADESA started the roll-out of a customer relationship management software which enhances the ability of the Company's sales staff to match buyers and sellers while improving ADESA's target marketing.

Human Resource Development

The Company believes in the value of investing in its employees. In 2005, the Company initiated a tuition reimbursement program and a leadership development program that will involve more key employees in 2006. The Company will continue to invest in training throughout the organization in 2006 including formalized sales and other types of training to enhance core competencies and various skill sets.

Seasonality

Generally, the volume of vehicles sold at the Company's auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter volume of vehicles sold is generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affect the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis, and the Company's earnings are generally highest in the second calendar quarter. The fourth calendar quarter typically has the lowest earnings as a result of the lower auction volume and additional costs associated with the holidays and winter weather.

Results of Operations

The following table sets forth operations data for the periods indicated (in millions):

	December 31,		Change		December 31,		Change
	2005	2004	$	%	2004	2003	$	%
Operations Data:
Auction and related services Revenue
U.S.	$661.2	$647.4			$647.4	$638.7
Canada	181.6	161.5			161.5	161.5
Dealer financing revenue
U.S.	117.2	109.7			109.7	97.3
Canada	8.8	6.9			6.9	7.0

Total revenue	968.8	925.5	43.3	5%	925.5	904.5	21.0	2%
Cost of services*	473.5	454.4	19.1	4%	454.4	471.7	(17.3)	(4%)
Selling, general and administrative	227.1	222.2	4.9	2%	222.2	196.5	25.7	13%
Depreciation and amortization	40.8	35.9	4.9	14%	35.9	35.0	0.9	3%

Operating profit	227.4	213.0	14.4	7%	213.0	201.3	11.7	6%

Net income	$125.5	$105.3	$20.2	19%	$105.3	$115.1	($9.8)	(9%)

* Exclusive of depreciation and amortization

The following table sets forth operations data as a percentage of total revenue for the periods indicated:

	For the Year Ended December 31,
	2005	2004	2003
Operations Data:
Auction and related services revenue	87.0%	87.4%	88.5%
Dealer financing revenue	13.0%	12.6%	11.5%

Total revenue	100.0%	100.0%	100.0%

Cost of services*	48.9%	49.1%	52.1%
Selling, general and administrative	23.4%	24.0%	21.7%
Depreciation and amortization	4.2%	3.9%	3.9%

Operating profit	23.5%	23.0%	22.3%

* Exclusive of depreciation and amortization

The Company's revenue is derived from auction fees and related services at its auction facilities and dealer financing services at AFC. AFC's net revenue consists of gain on sale of finance receivables sold and interest and fee income less provisions for credit losses. This net presentation of AFC's revenues is customary for finance companies. Operating expenses for the Company consist of cost of services, selling, general and administrative expenses and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are composed of indirect payroll and related costs, sales and marketing, information technology services and professional fees.

Year Ended December 31, 2005

Operating Revenue

Auction and Related Services

	December 31,
(In millions except volumes and per vehicle amounts)	2005	2004	Growth
Auction and related services revenue	$842.8	$808.9	4%
Vehicles sold
Used	1,732,519	1,759,371	(2%)
Salvage	201,312	200,092	1%

Total vehicles sold	1,933,831	1,959,463	(1%)

Used vehicle conversion percentage	63.1%	62.5%
Revenue per vehicle sold	$436	$413	6%

Revenue from auction and related services increased $33.9 million, or 4 percent, to $842.8 million for the year ended December 31, 2005, compared with $808.9 million for the year ended December 31, 2004. This increase in revenue was a result of a 6 percent increase in revenue per vehicle sold during 2005, offset by a 1 percent decrease in vehicles sold.

Revenue per vehicle sold increased $23, or 6 percent, for the year ended December 31, 2005 compared with the year ended December 31, 2004. The 6 percent increase in revenue per vehicle sold resulted in increased auction and related services revenue of approximately $44.5 million including fluctuations in the Canadian exchange rate, which positively impacted revenue by approximately $12.3 million for the year ended December 31, 2005, compared with the year ended December 31, 2004. The increase in revenue per vehicle sold is primarily attributable to selected fee increases driven in part by higher wholesale used vehicle prices, the favorable effect of changes in the Canadian currency exchange rates and increased transportation revenue. The continuing mix shift from institutional vehicles to dealer vehicles could constrain growth in revenue per vehicle sold as institutional sellers generally exhibit a higher demand for ancillary services for logistics and reconditioning.

The total number of vehicles sold decreased 1 percent in 2005 compared with 2004, resulting in a decrease in auction and related services revenue of approximately $10.6 million. The industry-wide decline in off-lease vehicles and declines in repossessed vehicle volumes available for sale at auctions continued during 2005, but was partially offset by revenues from the Company's 2005 acquisitions totaling $11.3 million. The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company's used vehicle auctions, increased to 63.1 percent for the year ended December 31, 2005 from 62.5 percent for the year ended December 31, 2004.

Dealer Financing

	December 31,
			% Change
(In millions except volumes and per loan amounts)	2005	2004
Dealer financing revenue
Gain on sale of finance receivables	$69.3	$67.5
Interest and fee income	56.2	48.6
Other revenue	0.5	1.7
Provision for credit losses	—	(1.2)

Total dealer financing revenue	$126.0	$116.6	8%

Loan transactions	1,096,432	1,072,838	2%
Revenue per loan transaction	$115	$109	6%

Dealer financing revenue increased to $126.0 million for the year ended December 31, 2005, compared with $116.6 million for the year ended December 31, 2004. The 8 percent increase in dealer financing revenue was driven by a 6 percent increase in revenue per loan transaction and a 2 percent increase in the number of loan transactions for the year ended December 31, 2005, compared with the year ended December 31, 2004. The increase in loan transactions was primarily the result of an increase in floorplan utilization by AFC's existing dealer base.

Revenue per loan transaction increased $6, or 6 percent, primarily driven by an increase in gain on sale of $1.8 million, increased interest of $4.2 million (the Federal Funds rate increased approximately 200 basis points since December 31, 2004), increased fee income of $3.4 million and a decrease in the provision for credit losses of $1.2 million, partially offset by a reduction in other revenue of $1.2 million compared with the year ended December 31, 2004.

Cost of Services

Cost of services increased $19.1 million, or 4 percent, for the year ended December 31, 2005, compared with the year ended December 31, 2004. Fluctuations in the Canadian exchange rate increased cost of services by approximately $6.1 million. Cost of services was also impacted by increased transportation costs due to higher fuel prices and incremental cost of services from the Company's 2005 acquisitions.

Cost of services at the auction and related services segment increased $17.3 million, or 4 percent, to $448.3 million for the year ended December 31, 2005. Fluctuations in the Canadian exchange rate increased cost of services at the auction and related services segment by approximately $6.0 million. A $5.8 million increase in transportation costs, which include fuel costs, was also a leading driver increasing cost of services. The addition of the Washington D.C., used vehicle auction, the Charlotte salvage auction and the Ohio salvage auctions also contributed to the increase in cost of services, along with slight mix change in the salvage business. This activity was partially offset by the impact of fewer vehicles sold, the used vehicle market mix shift toward more dealer vehicles and an increase in the used vehicle conversion percentage compared to 2004.

Cost of services at the dealer financing segment increased $1.8 million, or 8 percent, to $25.2 million for the year ended December 31, 2005 primarily due to increased compensation and related employee benefit cost and vehicle verification and collection expense associated with increased volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.9 million, or 2 percent, for the year ended December 31, 2005, compared with the year ended December 31, 2004. This increase was primarily due to compensation and related employee benefit cost increases, the impact of 2005 acquisitions, and an increase of $2.2 million associated with fluctuations in the Canadian exchange rate.

Selling, general and administrative expenses at the auction and related services segment increased $1.1 million, or less than 1 percent, to $185.9 million for the year ended December 31, 2005 primarily due to the impact of 2005 acquisitions and an increase of $2.0 million associated with fluctuations in the Canadian exchange rate, partially offset by decreases in incentive compensation.

Selling, general and administrative expenses at the dealer financing segment increased $0.8 million, or 4 percent, to $21.4 million for the year ended December 31, 2005 primarily due to certain legal and transaction costs, employee training, travel and relocation costs.

Selling, general and administrative expenses at the holding company increased $3.0 million, or 18 percent, to $19.8 million for the year ended December 31, 2005 primarily due to compensation and related employee benefit cost increases and increased travel expenses. Selling, general and administrative expenses for the first six months of 2004 did not include approximately $3.9 million of incremental corporate expenses incurred in the first six months of 2005 to support ADESA as an independent public company. Incremental corporate expenses consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company. In addition, 2004 included $3.0 million of transaction costs (primarily legal and professional fees) associated with the Company's initial public offering.

As the company initiates strategic actions such as corporate development, standardization and centralization, and dealer consignment sales and training initiatives, selling, general and administrative expenses are expected to increase in the short-term. However, the Company believes the long-term benefits justify the current investments and should help the Company capitalize on the expected increase in industry volumes in 2007.

Depreciation and Amortization

Depreciation and amortization totaled $40.8 million for the year ended December 31, 2005, representing an increase of $4.9 million, or 14 percent, from the $35.9 million reported for the year ended December 31, 2005. The increase in depreciation and amortization is a result of the Company's increased capital spending in 2005 including over $20 million related to information technology which generally has a shorter depreciable life. The Company continues to invest in its core information technology capabilities, as well as new technology service offerings, lane and capacity expansion, relocations and acquisitions. As a result of this investment, the Company expects upward pressure on depreciation and amortization expense in the short-term as many of the expenditures have been in hardware and software with relatively short depreciable lives.

Operating Profit

Operating profit increased $14.4 million, or 7 percent, for the year ended December 31, 2005, compared with the year ended December 31, 2004. As a percentage of revenue, operating profit increased to 23.5 percent in 2005, compared with 23.0 percent in 2004. Operating profit at the auction and related services segment increased $10.6 million, or 7 percent, to $172.6 million for the year ended December 31, 2005 primarily as a result of the 4 percent increase in revenue. Operating profit at the dealer financing segment increased $7.4 million, or 11 percent, to $75.3 million for the year ended December 31, 2005 primarily as a result of the 8 percent increase in revenue and a 1.6 percent decrease in operating expenses as a percentage of revenues. The increases in operating profit at the reportable segments were offset by a $3.6 million increase in operating expenses, consisting primarily of compensation and related employee benefit costs and travel expenses at the holding company.

As the Company continues to acquire other independent auctions, it expects these acquisitions to be financially accretive in their first full year of operation. However, integration expenses could cause short-term pressure on operating margins, particularly during the integration and maturation time periods. In addition, as a result of current real estate valuations, the Company has noted an increase in assumed leases in conjunction with its acquisitions. Historically, the Company generally purchased the real estate and facilities in conjunction with its acquisitions. This trend could have a longer-term impact on operating profit margins.

Interest Expense

Interest expense increased $5.8 million, or 23 percent, for the year ended December 31, 2005, compared with the year ended December 31, 2004, as the Company carried additional debt in the first half of 2005 relative to the first half of 2004.

Loss on Extinguishment of Debt

In the third quarter of 2005, the Company recorded a $2.9 million pretax charge for the write-off of certain unamortized debt issuance costs associated with the Company's June 2004 credit facility and certain expenses related to the July 2005 amended and restated credit facility. The Term Loan B facility was repaid in conjunction with the amended and restated credit facility and the related interest rate swap agreement was terminated in the third quarter of 2005 resulting in a pretax gain of $0.5 million. The $0.5 million gain was recorded in "Other income, net" and when combined with the $2.9 million charge, resulted in a net pretax charge of $2.4 million related to the amendment and restatement of the credit facility.

In the third quarter of 2004, ADESA redeemed its $90 million 7.7 percent Series A Senior Notes due 2006 and its $35 million 8.1 percent Series B Senior Notes due 2010, which resulted in expenses of $14.0 million before taxes, including an early termination penalty and the write-off of unamortized debt issuance costs.

Income Taxes

The effective income tax rate on income from continuing operations declined to 37.5 percent for the year ended December 31, 2005, compared with an effective tax rate of 38.8 percent for the year ended December 31, 2004. The decrease in the effective tax rate was primarily the result of the following: the recognition of certain 2004 provision to tax return differences, the elimination of valuation allowances for state net operating losses and tax credits, and changes in estimates regarding tax contingencies. The Company continues to implement certain tax planning strategies as a result of its ongoing review of its tax structure and tax position in both the United States and Canada as an independent public company.

Discontinued Operations

In August 2005, ADESA sold ComSearch, Inc. a non-core business providing professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. In February 2003, ADESA approved a plan to discontinue the operations of its vehicle importation business. The financial results of ComSearch and the vehicle importation business have been classified as discontinued operations. Net loss from discontinued operations for the year ended December 31, 2005 includes the operating loss of ComSearch, the loss on sale of the ComSearch business and interest on the vehicle importation business adverse judgment. Net loss from discontinued operations for the year ended December 31, 2004 includes a $6.9 million pretax charge, $4.2 million net of tax, related to the vehicle importation business adverse judgment, including the related accrued interest and legal costs, partially offset by $0.8 million in pretax income generated by ComSearch. See Note 21 in the Notes to Consolidated Financial Statements for further description of the importation legal matter.

The following summarizes financial information for the discontinued operations (in millions):

	December 31,
	2005	2004
Operating revenues	$2.9	$6.1
Loss from discontinued operations before income taxes	($0.7)	($6.1)
Net loss from discontinued operations	($0.6)	($3.7)

Significant Items Affecting Comparability

The Company incurred various charges and incremental expenses in 2004 and 2005 related to its initial public offering, subsequent separation from ALLETE and subsequent restructuring of its debt that affect the comparability of its reported results of operations. The impact of these transactions on income from continuing operations is as follows (in millions):

	December 31,
	2005	2004
Charges:
Transaction-related and debt prepayment expenses	$2.9	$17.0
Gain on termination of swap	(0.5)	–

	2.4	17.0
Incremental expenses:
Corporate expenses	3.9	–
Interest expense	7.9	–

	11.8	–
Tax benefit of above items	(5.5)	(6.7)

Decrease to income from continuing operations	$8.7	$10.3

In the third quarter of 2005, the Company recorded a charge for the write-off of certain unamortized debt issuance costs associated with the Company's June 2004 credit facility and certain expenses related to the amended and restated credit facility. In addition, an interest rate swap agreement related to the former Term Loan B facility was terminated in the third quarter of 2005. Debt prepayment expenses in 2004 consisted of an early termination penalty related to the prepayment of the Company's senior notes and write-off of related unamortized debt issuance costs. The transaction-related expenses in 2004 consisted primarily of legal and professional fees associated with the Company's initial public offering and separation from ALLETE.

Incremental corporate expenses were incurred in the first half of 2005 and consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company, while incremental interest expense incurred in the first half of 2005 is the result of the Company's recapitalization and transition to an independent public company.

Year Ended December 31, 2004

Operating Revenue

Auction and Related Services

	December 31,
(In millions except volumes and per vehicle amounts)	2004	2003	Growth
Auction and related services revenue	$808.9	$800.2	1%
Vehicles sold
Used	1,759,371	1,809,975	(3%)
Salvage	200,092	190,911	5%

Total vehicles sold	1,959,463	2,000,886	(2%)

Used vehicle conversion percentage	62.5%	61.0%
Revenue per vehicle sold	$413	$400	3%

Revenue for auction and related services increased $8.7 million, or 1 percent, to $808.9 million for the year ended December 31, 2004, compared with $800.2 million for the same period in 2003. A 3 percent increase in revenue per vehicle sold resulted in increased auction and related services revenue of approximately $25.3 million including fluctuations in the Canadian exchange rate which increased revenue by approximately $11.2 million for the year ended December 31, 2004 compared with the year ended December 31, 2003. Total auction vehicles sold decreased 2 percent for the year ended December 31, 2004, resulting in an offsetting decrease in auction and related services revenue of approximately $16.6 million compared with the year ended December 31, 2003.

Revenue per vehicle sold grew 3 percent for the year ended December 31, 2004 compared with the year ended December 31, 2003 primarily due to selected price increases implemented earlier in the year and favorable changes in the Canadian exchange rate. In addition, the Company's increased penetration rate for vehicle inspections and e-business services such as AutoVin and LiveBlock contributed to the increase in revenue per vehicle sold for the year ended December 31, 2004. The shift in mix from institutional vehicles to dealer vehicles resulted in a decrease in ancillary services for logistics and reconditioning for the year ended December 31, 2004 compared with the year ended December 31, 2003, which offset some of the increases due to pricing and the increased penetration of other services.

The total number of vehicles sold decreased 2 percent in the year ended December 31, 2004 compared with the same period in 2003. The number of used vehicles sold in 2004 declined from the number sold in 2003 primarily due to the industry decline in off-lease vehicles and a decline in vehicles repossessed by the Company's customers available for redistribution, which were partially offset by an increase in dealer vehicles sold and salvage vehicles sold. The used vehicle conversion percentage increased to 62.5 percent for 2004 from 61.0 percent in 2003, driven by an unusually high first quarter 2004 conversion percentage of 68.4 percent compared with 62.4 percent in 2003.

Dealer Financing

	December 31,
(In millions except volumes and per loan amounts)	2004	2003	Growth
Dealer financing revenue
Gain on sale of finance receivables	$67.5	$60.6
Interest and fee income	48.6	41.0
Other revenue	1.7	2.4
Provision for credit losses	(1.2)	0.3

Total dealer financing revenue	$116.6	$104.3	12%

Loan transactions	1,072,838	950,090	13%
Revenue per loan transaction	$109	$110	(1%)

Dealer financing revenue increased $12.3 million, or 12 percent, for the year ended December 31, 2004, compared with the year ended December 31, 2003. The increase in dealer financing revenue was driven by a 13 percent increase in loan transactions for the year ended December 31, 2004 compared with the year ended December 31, 2003. Increases in loan transactions were a result of an increase in the number of active dealers combined with an increase in floorplan utilization by the existing dealer base.

Revenue per loan transaction decreased $1 primarily due to an increase in the provision for credit losses of approximately $1.5 million for the year ended December 31, 2004.

Cost of Services

Cost of services (excluding depreciation and amortization) decreased $17.3 million, or 4 percent, for the year ended December 31, 2004 compared with the year ended December 31, 2003. The impact of the used vehicle market mix shift toward more dealer vehicles (fewer ancillary services are utilized by dealer sellers), higher average used vehicle conversion rates and management cost controls favorably impacted cost of services by approximately $11.6 million for the year ended December 31, 2004. In addition, lower vehicle volumes also accounted for a $9.2 million decrease in cost of services for the year ended December 31, 2004 compared with the year ended December 31, 2003. These favorable impacts on cost of services as compared with the year ended December 31, 2003 were partially offset by the impact of fluctuations in the Canadian exchange rate, which increased cost of services by approximately $5.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $25.7 million, or 13 percent, for the year ended December 31, 2004, compared with the same period in 2003, primarily due to incremental expenses associated with the June 2004 transactions (initial public offering, notes offering and new credit facility) and the Company's September 2004 separation from ALLETE. Selling, general and administrative expenses for the year ended December 31, 2003 did not include approximately $3.0 million of transaction costs and $11.9 million of incremental corporate expenses to support ADESA as an independent public company that were incurred in 2004. Transaction costs consist primarily of legal and professional fees associated with the initial public offering and the Company's separation from ALLETE. Incremental corporate expenses consist of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company. Additionally, a $3.4 million gain on the sale of real estate was recognized in 2003, which decreased selling, general and administrative expenses for the year ended December 31, 2003.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million, or 3 percent, for the year ended December 31, 2004, compared with the year ended December 31, 2003, primarily due to increased depreciation expense associated with owning certain auction facilities previously leased and the addition of new facilities and equipment.

Operating Profit

Operating profit increased $11.7 million, or 6 percent, for the year ended December 31, 2004, compared with the same period in 2003. As a percentage of revenue, operating profit increased to 23.0 percent in 2004 compared with 22.3 percent in 2003, primarily as a result of increased revenues and lower cost of services, partially offset by increased selling, general and administrative expenses from incremental corporate costs and transaction costs incurred in 2004. The mix shift from institutional to dealer vehicles combined with higher average used vehicle conversion rates and management cost controls contributed to the improvement in operating profit margin in 2004. The improvement in operating profit also reflects management's success in reducing direct costs at the auction sites to match volumes while also modestly increasing revenue.

Interest Expense

Interest expense increased $9.4 million, or 59 percent, in the year ended December 31, 2004, compared with the year ended December 31, 2003, as the Company is carrying additional debt related to its 2004 recapitalization (notes offering and 2004 credit facility).

Loss on Extinguishment of Debt

ADESA redeemed its $90 million 7.7 percent Senior Notes, Series A, due 2006 and its $35 million 8.1 percent Senior Notes, Series B, due 2010 on August 18, 2004. The redemption resulted in debt prepayment expenses of $14.0 million before income taxes. The expenses included an early termination penalty and the write-off of unamortized debt issuance costs.

Income Taxes

The effective income tax rate was 38.8 percent for the year ended December 31, 2004, a decrease from the effective rate of 39.4 percent for the year ended December 31, 2003. The decrease in the effective tax rate in 2004 is attributable to the restructuring of certain tax planning strategies and other tax components associated with the Company's separation from ALLETE.

Discontinued Operations

In August 2005, ADESA sold ComSearch, Inc. a non-core business providing professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. In February 2003, ADESA approved a plan to discontinue the operations of its vehicle importation business. In addition, ADESA management committed to a plan to sell its vehicle auto transportation business which was completed in June 2002. The financial results of ComSearch, the vehicle importation business and the vehicle auto transportation business have been classified as discontinued operations.

Net loss from discontinued operations for the year ended December 31, 2004 includes a $6.9 million pretax charge, $4.2 million net of tax, related to the vehicle importation business adverse judgment, including the related accrued interest and legal costs, partially offset by $0.8 million in pretax income generated by ComSearch. See Note 21 in the Notes to Consolidated Financial Statements for further description of the importation legal matter. Net income from discontinued operations for the year ended December 31, 2003 includes $1.5 million in pretax income generated by ComSearch, in addition to $0.4 million pretax resulting from a litigation settlement in the Company's discontinued vehicle transport business partially offset by exit charges incurred related to the Company's vehicle importation business.

The following table summarizes financial information for the discontinued operations (in millions):

	Year Ended December 31,
	2004	2003
Operating revenues	$6.1	$9.4
(Loss) income from discontinued operations before income taxes	$(6.1)	$1.9
Net (loss) income from discontinued operations	$(3.7)	$1.2

Significant Items Affecting Comparability

The Company incurred various charges and incremental expenses in 2004 related to its initial public offering and subsequent separation from ALLETE that affect the comparability of its reported results of operations. In 2003 the Company recognized a gain on sale of real estate that also affected the comparability of its results. The impact of these transactions on income from continuing operations is as follows (in millions):

	2004	2003
Charges:
Gain on sale of real estate	$—	($3.4)
Transaction-related expenses	3.0	—
Debt prepayment expenses	14.0	—

	17.0	(3.4)
Incremental expenses
Corporate expenses	11.9	—
Interest expense	8.7	—

	20.6	—
Tax (benefit) expense of above items	(14.7)	1.3

Decrease (increase) to income from continuing operations	$22.9	($2.1)

The transaction-related expenses consisted primarily of legal and professional fees associated with the Company's initial public offering and separation from ALLETE. The debt prepayment expenses in 2004 consisted of an early termination penalty related to the prepayment of the Company's senior notes and write-off of related unamortized debt issue costs. Incremental corporate expenses for 2004, in comparison to 2003, consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company, while incremental interest expense is the result of the Company's recapitalization and transition to an independent public company.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the strongest indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility.

	December 31,
(Dollars in millions)	2005	2004
Cash and cash equivalents	$240.2	$304.5
Restricted cash	$5.7	$4.9
Working capital	$302.0	$358.2
Amounts available under credit facility	$199.3	$139.0
Cash flow from operations	$136.5	$175.5

Working Capital

A substantial amount of the Company's working capital is generated internally from payments for services provided. In addition, ADESA has a $350 million revolving line of credit pursuant to the amended and restated $500 million credit facility, from which $138 million was drawn as of December 31, 2005. There were outstanding letters of credit totaling approximately $12.7 million at December 31, 2005, which reduce the available borrowings under the credit facility. The Company's Canadian operations have additional letters of credit outstanding totaling $2.5 million at December 31, 2005, which do not impact available borrowings under the credit facility. The credit facility contains certain financial covenants including a covenant requiring ADESA to maintain a minimum fixed charge coverage ratio. These financial covenants affect the Company's operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. At December 31, 2005, the Company was in compliance with the covenants contained in the credit facility.

On July 25, 2005, the Company entered into an amended and restated $500 million credit facility, pursuant to the terms and conditions of an amended and restated credit agreement (the "Credit

Agreement") with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement amends and restates ADESA's $525 million credit facility, dated as of June 21, 2004. The Credit Agreement has a five year term that expires on June 30, 2010. Under the terms of the Credit Agreement, the lenders committed to provide advances and letters of credit in an aggregate amount of up to $500 million. Subject to the terms and conditions of the Credit Agreement, ADESA may request that the lenders' commitments under the Credit Agreement be increased (or additional lenders be added to the Credit Agreement that provide additional commitments), provided that in no event may the aggregate amount of the lenders' commitments under the Credit Agreement at any time exceed $825 million. Borrowings under the Credit Agreement may be used to refinance certain of ADESA's outstanding debt, to finance working capital, capital expenditures and acquisitions permitted under the Credit Agreement and for other corporate purposes.

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

The revolving credit facility and the term loan facility bear interest at a rate equal to LIBOR plus a margin ranging from 87.5 basis points to 150 basis points depending on the Company's total leverage ratio. As of December 31, 2005, ADESA's margin based on its leverage ratio was 125 basis points. The Term Loan B facility was eliminated in the amended $500 million facility.

On December 31, 2005, $135.0 million was outstanding on the term loan and $138 million was outstanding on the revolving credit facility. As a result of amending the credit agreement, the Company incurred a third quarter pretax charge of approximately $2.9 million related to the write-off of certain unamortized debt issue costs and certain related expenses associated with the amended and restated senior credit agreement. The Company expects that cash on hand together with cash generated from operations and amounts available under its amended and restated $500 million senior credit facility will allow ADESA to meet its current working capital needs and those of its subsidiaries in the foreseeable future.

The majority of the Company's working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for services are received at each auction and loan production office and are deposited locally. Most of the financial institutions place a temporary hold on the availability of the funds deposited that can range anywhere from one to five business days, resulting in cash in the Company's accounts and on its balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, the Company has increased the amount of funds that are available for immediate use and is actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because the majority of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the unavailable cash, the Company cannot offset the cash and the outstanding checks on its balance sheet.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its U.S. dollar denominated receivables. For further discussion of AFC's securitization arrangements, see "Off-Balance Sheet Arrangements".

Summary of Cash Flows

The Company strives to continuously improve cash flow from operations. ADESA's strategy includes growing its vehicle auction and dealer financing businesses both internally by expanding facilities, services and operations, and externally through acquisitions.

	Year Ended December 31,
(In millions)	2005	2004	Change
Net cash provided by (used for):
Operating activities	$136.5	$175.5	$(39.0)
Investing activities	(79.1)	(28.9)	(50.2)
Financing activities	(122.3)	45.3	(167.6)
Effect of exchange rate on cash	0.6	(0.1)	0.7

Net increase (decrease) in cash and cash equivalents	$(64.3)	$191.8	$(256.1)

Cash flow from operating activities was $136.5 million for the year ended December 31, 2005, compared with $175.5 million for the same period in 2004. The primary reason for the decrease in cash flow from operations was the change in operating assets and liabilities. Operating cash flow was unfavorably impacted by a $49.2 million decrease in accounts payable and accrued expenses, an $8.9 million increase in finance receivables held for sale, a $2.5 million increase in retained interests in finance receivables sold, as well as a $15.7 million increase in trade receivables and other assets. Operating activities were also negatively impacted by an $11.1 million decrease in losses on extinguishment of debt, offset by a $24.8 million increase in deferred income taxes and a $20.2 million increase in net income.

On an annual basis, the Company's auctions and loan production offices handle over $20 billion of sales proceeds and revenues. As part of the fees earned for the services ADESA provides relative to the sale of each vehicle at auction, ADESA assumes the risk associated with collecting the gross sales proceeds from buyers and likewise assumes responsibility for distributing to sellers the net sales proceeds of vehicles. The fees for each vehicle are collected by adding the buyer-related fees to the gross sales proceeds due from the buyer and deducting the seller-related fees from the gross sales proceeds prior to distributing the net sales proceeds to the seller. The amount ADESA reports as revenue for each vehicle only represents the fees associated with the Company's services and does not include the gross sales price of the consigned vehicle. As a result, the accounts receivable from buyers are much larger on a per vehicle basis than the combined seller and buyer-related fees associated with each transaction. While ADESA's revenues primarily include the fees earned for the services provided, the Company's working capital cash flows include the full purchase price of the vehicles along with the fees earned by the Company.

Net cash used for investing activities was $79.1 million for the year ended December 31, 2005, compared with net cash used by investing activities of $28.9 million for 2004. This change is primarily the result of cash disbursements for acquisitions totaling $29.1 million, as well as an increase in capital expenditures of $24.1 million. In addition, the Company received $9.8 million more from the sale of property, equipment and computer software in 2004 compared to 2005. For a discussion of the Company's capital expenditures, see "Capital Expenditures" below. There were no significant investing cash flows related to discontinued operations in the periods presented.

Cash used by financing activities was $122.3 million for the year ended December 31, 2005, compared with cash provided by financing activities of $45.3 million for the same period in 2004. During 2005 the Company has reduced its outstanding debt by $83.6 million. In contrast, the Company increased its debt by $145.2 million during 2004 as the Company's separation from ALLETE and related restructuring of its debt was completed. In addition, the Company repurchased $43.6 million of its common stock and paid dividends to stockholders totaling $27.0 million during 2005. There were no significant financing cash flows related to discontinued operations in the periods presented.

Other Financial Data

EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. The Company believes that EBITDA is a useful supplement and meaningful indicator of earnings performance to be used by its investors, financial analysts and others to analyze the Company's financial performance and results of operations over time. In addition, EBITDA is a useful supplement to net cash provided by operating activities to help investors understand the Company's ability to generate cash flows from operations that are available for taxes, debt service and capital expenditures. EBITDA is also used by the Company's creditors in assessing debt covenant compliance. The Company also uses EBITDA as a segment performance measure.

While the Company believes that EBITDA is an important financial measure, it is not presented as an alternative to cash flow, income from continuing operations or net income as indicators of liquidity or operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles ("GAAP"). This measure may not be comparable to similarly titled measures reported by other companies.

The following table reconciles EBITDA to income from continuing operations and net income
(in millions):

	For the Year Ended December 31,
	2005	2004	2003
Net income	$125.5	$105.3	$115.1
Add back:
Loss (income) from discontinued operations	0.6	3.7	(1.2)

Income from continuing operations	$126.1	$109.0	$113.9

Add back:
Income tax expense	75.8	69.1	74.2
Interest expense	31.2	25.4	16.0
Depreciation and amortization	40.8	35.9	35.0

EBITDA	$273.9	$239.4	$239.1

EBITDA for the year ended December 31, 2005 reflects incremental corporate expenses (in comparison to 2004) of $3.9 million and a loss on extinguishment of debt and gain on termination of swap totaling $2.4 million. EBITDA for the year ended December 31, 2004 reflects incremental corporate expenses (in comparison to 2003) of $11.9 million, and transaction costs and a loss on extinguishment of debt totaling $17.0 million. EBITDA for the year ended December 31, 2003 includes a gain on sale of real estate of $3.4 million.

A reconciliation of net cash provided by operating activities, another comparable GAAP measure, to EBITDA for each of the fiscal periods indicated is presented below (in millions):

	For the Year Ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$136.5	$175.5	$131.9
Changes in operating assets and liabilities, net of acquisitions	67.8	(8.5)	30.4
Bad debt expense	(1.2)	(4.2)	(3.4)
Interest expense	31.2	25.4	16.0
Income tax expense	75.8	69.1	74.2
Deferred income tax	(27.9)	(3.1)	(11.5)
Discontinued operations, net of taxes	0.6	3.7	(1.2)
Compensation associated with equity programs	(2.8)	(1.6)	–
Loss on extinguishment of debt	(2.9)	(14.0)	–
Other non-cash, net	(3.2)	(2.9)	2.7

EBITDA	$273.9	$239.4	$239.1

Capital Expenditures

Capital expenditures (excluding acquisitions) for the year ended December 31, 2005 totaled $55.3 million compared with $31.2 million for the year ended December 31, 2004 and were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities, as well as in lane and capacity expansion and real estate. Capital expenditures are expected to total between approximately $150 and $200 million for 2006 through 2008. Anticipated expenditures are primarily attributable to lane expansions and ongoing improvements at existing vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing and if the Company is required to undertake corrective action or incur environmental costs in connection with any outstanding or future liabilities.

Acquisitions

On May 3, 2005, the Company completed the purchase of certain assets of ABC Washington
Dulles, LLC to gain access to the Washington, D.C. auction market. The Company assumed an operating lease through 2025 for the 83-acre auction facility located in Sterling, Virginia, which commenced operations in 2001, offering six auction lanes and reconditioning facilities. The assets purchased included the related operating equipment and all customer relationships related to the auction. Initial annual lease payments for the facility are approximately $1.9 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

On June 30, 2005, the Company acquired an independently owned salvage auction facility serving Charlotte and western North Carolina to expand its reach in the southeastern U.S. The assets included an 128-acre facility, the related operating equipment, accounts receivable, and all customer relationships related to the auction. The Company did not assume any material liabilities or indebtedness in connection with the acquisition. Commencing in the third quarter of 2005, financial results for this acquisition have been included in the Company's consolidated financial statements.

On November 2, 2005, the Company completed the purchase of certain assets of the "Ohio Connection," a group of four independently owned salvage auctions that handle approximately 20,000 salvage units annually to expand ADESA Impact's regional coverage. The assets include the operating equipment and all customer relationships related to the auctions. In addition, the Company has operating lease obligations related to the four facilities through 2015. Initial annual lease payments for the facilities total approximately $0.5 million per year. Two of the purchase agreements include contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

In 2005, ADESA acquired the previously mentioned auctions for a total cost of $29.1 million, in cash. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $7.3 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives ranging from 2 to 20 years. The purchase price allocations resulted in aggregate goodwill of $17.2 million. The goodwill was assigned to the auction and related services reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results for the acquisitions were not material.

Contractual Obligations

The table below sets forth a summary of the Company's contractual debt and operating lease obligations as of December 31, 2005. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations the Company may actually pay in future periods could vary from those reflected in the table. The following summarizes the Company's contractual cash obligations as of December 31, 2005 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years

Long-term debt
Senior subordinated notes (a)	$125.0	$–	$–	$–	$125.0
Term loan facility (b)	135.0	30.0	60.0	45.0	–
Revolving credit facility (b)	138.0	–	–	138.0	–
Capital lease obligation (c)	34.5	–	–	–	34.5
Interest payments relating to long-term debt (d)	120.1	24.9	46.4	34.9	13.9
Interest rate swaps (e)	(0.8)	(0.9)	0.1	–	–
Operating leases (f)	157.0	16.4	26.6	18.1	95.9

Total contractual cash obligations	$708.8	$70.4	$133.1	$236.0	$269.3

  (a)
  This borrowing is further explained in Note 12 "Long-Term Debt" of the Notes to the Consolidated Financial Statements. The table assumes the long-term debt is held to maturity.

  (b)
  The credit facility is further explained in Note 12 "Long-Term Debt" of the Notes to the Consolidated Financial Statements and in "Working Capital". The table assumes (i) the term loan facility will be repaid in 20 quarterly installments as provided in the Credit Agreement, (ii) the Company will not draw any further amounts on the revolving credit facility and (iii) the current outstanding amount on the facility is held to maturity.

  (c)
  This obligation, related to the Atlanta auction facility, is further explained in Note 11 "Property and Equipment" of the Notes to the Consolidated Financial Statements.

  (d)
  Interest payments on long-term debt are projected based on the contractual rates of the debt securities. (Note: interest on the capital lease is not included as it is offset by interest received from the related bonds.) Interest rates for the variable rate debt instruments were projected through 2006 based on information available from lenders and held constant at the 2006 projected rates for 2007 – 2010 due to their unpredictable nature. These amounts assume no additional borrowings on the $350 million revolver due to the amount of cash the Company is expected to generate; however, unused revolver fees are included in the interest payments as are standby letter of credit fees and net swap income.

  (e)
  The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive/pay to terminate the agreements at the reporting date. The $105 million notional amount swap agreement does not mature until December 2006 and the $40 million notional amount swap agreement does not mature until May 2008. The interest rate swaps are further explained in Note 13 "Financial Instruments" of the Notes to the Consolidated Financial Statements and in Item 7a "Quantitative and Qualitative Disclosures About Market Risk".

  (f)
  Operating leases are entered into in the normal course of business. ADESA leases some of its auction facilities, as well as other property and equipment under operating leases. Some lease agreements contain options to renew the lease or purchase the leased property. Future operating lease obligations would change if the renewal options were exercised and/or if the Company entered into additional operating lease agreements. For additional information, see Note 14 "Leasing Agreements" of the Notes to the Consolidated Financial Statements.

The Company believes its sources of liquidity from its cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under its credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company's capital requirements, debt service and dividend payments for the next five years.

On February 8, 2006, the Company's board of directors declared a first quarter dividend of $0.075 per common share payable March 15, 2006, to shareholders of record on February 21, 2006. The Company anticipates paying quarterly dividends at a rate of $0.075 per common share in 2006 resulting in total cash payments for dividends of approximately $6.7 million each quarter.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (AFC Funding Corporation), established for the purpose of purchasing AFC's finance receivables. Effective July 8, 2005, AFC and AFC Funding Corporation amended their securitization agreement. As part of the amendment, the expiration date of the agreement was extended from January 2006 to June 30, 2008. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had $425 million of committed liquidity at December 31, 2005 and 2004. On February 1, 2006, committed liquidity was increased to $450 million. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and as a result are not reported on the Company's consolidated balance sheet.

The following chart depicts the typical process:

At December 31, 2005 and 2004, AFC managed total finance receivables of $655.7 million and $583.8 million, of which $581.9 million and $510.8 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $399.8 million and $359.8 million at December 31, 2005 and 2004. The outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve equal to 1 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. After the occurrence of a termination event, as defined in the agreement, the bank conduit facility may, and could cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as its primary remedy.

Receivables under management, sold, held and retained interests in finance receivables sold were as follows (in millions):

	December 31,
Finance Receivables	2005	2004
Total receivables managed	$655.7	$583.8
Less: amounts sold	(399.8)	(359.8)
Less: retained interests in finance receivables sold	(56.8)	(50.4)

Finance receivables held	199.1	173.6
Less: allowance for losses	(2.4)	(3.9)

Net finance receivables	$196.7	$169.7

Finance receivables held include $51.1 million and $34.4 million classified as held for sale and $148.0 million and $139.2 million classified as held for investment at December 31, 2005 and 2004. AFC's allowance for losses of $2.4 million and $3.9 million at December 31, 2005 and 2004 includes an estimate of losses for finance receivables held for investment.

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA's credit facility. At December 31, 2005, the Company is in compliance with the covenants contained in the securitization agreement.

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

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of ADESA's board of directors. In addition to the critical accounting estimates, there are other items used in the preparation of ADESA's consolidated financial statements that require estimation, but are not deemed critical. Changes in estimates used in these and other items could have a material impact on ADESA's financial statements.

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

Uncollectible Receivables and Allowance for Credit Losses and Doubtful Accounts

The Company maintains an allowance for credit losses and doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowances for credit losses and doubtful accounts are based on management's evaluation of the receivables portfolio under current economic conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management's judgment, deserve recognition in estimating losses. Specific collection matters can be impacted by the outcome of negotiations, litigation and bankruptcy proceedings.

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

A 10 percent increase in the allowance for credit losses and doubtful accounts and the accrued liability for loans sold to the bank conduit facility would result in an increase in the provision for credit losses of $0.6 million and a $0.3 million reduction in revenues and an aggregate decrease in earnings of $0.6 million. See "Liquidity and Capital Resources", "Off-balance Sheet Arrangements" and Note 9 in the Notes to Consolidated Financial Statements for further discussion.

Impairment of Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; significant decline in the Company's stock price for a sustained period; and the Company's market valuation relative to its book value. In assessing the recoverability of goodwill, ADESA must make assumptions regarding estimated future cash flows and earnings, changes in the Company's business strategy and economic conditions affecting market valuations related to the fair values of ADESA's four reporting units (U.S. used vehicle auctions, Canada used vehicle auctions, Impact salvage auctions and AFC) which are aggregated into its two reportable business segments, auction and related services and dealer financing. If the fair value of a reporting unit is determined to be less than the carrying amount, an impairment charge would be recorded in the period identified. In response to changes in industry and market conditions, ADESA may be required to strategically realign its resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill. As of December 31, 2005, ADESA had $532.6 million in goodwill that will be subject to future impairment tests. The Company completed its annual goodwill impairment testing in the second quarter of 2005 and management concluded there was no resulting impairment. No significant changes in events or circumstances have occurred that would indicate the carrying amount of the Company's goodwill has been impaired since the test was completed.

The Company reviews long-lived assets for possible impairment whenever circumstances indicate that their carrying amount may not be recoverable. If it is determined that the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, the Company would recognize a loss to the extent that the carrying amount exceeds the fair value of the asset. Management judgment is involved in both deciding if testing for recovery is necessary and in estimating undiscounted cash flows. The Company's impairment analysis is based on the current business strategy, expected growth rates and estimated future economic conditions. No material adjustments were made to the carrying value of long-lived assets in 2005, 2004 or 2003. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Self-Insurance Programs

ADESA self-insures a portion of employee medical benefits under the terms of its employee health insurance program, as well as a portion of its automobile, general liability and workers' compensation claims. The Company purchases individual stop-loss insurance coverage that limits the exposure on individual claims. The Company also purchases aggregate stop-loss insurance coverage that limits the total exposure to overall automobile and general liability claims. The cost of the stop-loss insurance is expensed over the contract periods.

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

Legal Proceedings and Other Loss Contingencies

ADESA is subject to the possibility of various legal proceedings and other loss contingencies, many involving litigation incidental to the business and a variety of environmental laws and regulations. Litigation and other loss contingencies are subject to inherent uncertainties and the outcomes of such matters are often very difficult to predict and generally are resolved over long periods of time. The Company considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. Estimating probable losses requires the analysis of multiple possible outcomes that often are dependent on the judgment about potential actions by third parties. Contingencies are recorded in the consolidated financial statements, or otherwise disclosed, in accordance with SFAS 5, Accounting for Contingencies. ADESA accrues for an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company's operating results in that period. Legal fees are expensed as incurred. See Note 21 in the Notes to Consolidated Financial Statements for further discussion.

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

ADESA records its tax provision based on existing laws, experience with previous settlement agreements, the status of current IRS (or other taxing authority) examinations and management's understanding of how the tax authorities view certain relevant industry and commercial matters. Although the Company has recorded all probable income tax liabilities in accordance with SFAS 5 and SFAS 109, Accounting for Income Taxes, these accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process, and therefore include certain contingencies. ADESA establishes reserves when, despite management's belief that tax return positions are fully supportable, the Company believes that certain positions are likely to be challenged and that the Company may not prevail. The Company adjusts these reserves in light of changing facts and circumstances. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

New Accounting Standards

ADESA discloses pro forma net income and earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), Share-Based Payment. This statement revises SFAS 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost of employees' services received in exchange for an award of equity instruments be recognized in the income statement. Compensation cost will be measured based on the grant-date fair value of the equity instruments issued. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

In March 2005, the SEC issued Staff Accounting Bulletin 107 ("SAB 107"), which offers guidance on SFAS 123(R). SAB 107 was issued to assist issuers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. Key topics of SAB 107 include discussion on the valuation models available to issuers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS 123(R) and disclosure considerations, among other topics.

On March 9, 2005, the board of directors of the Company (the "board') accelerated the vesting of certain unvested and "out-of-the-money" stock options previously awarded to employees and officers that have an exercise price of $24. The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA's initial public offering ("IPO") in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company's common stock became exercisable immediately. The options awarded in conjunction with the IPO to the Company's named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

The Company and its board considered several factors in determining to accelerate the vesting of these options. Primarily, the acceleration will enhance the comparability of the Company's financial statements in prior and subsequent periods. The options awarded to the executive officers were special, one-time grants in conjunction with the Company's IPO. As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the Company's expected future grants. The Company and board also believe that the acceleration is in the best interest of the stockholders as it will reduce the Company's reported stock option expense in future periods mitigating the impact of SFAS 123(R).

As a result of the acceleration, the Company disclosed incremental, pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in the first quarter of 2005. The acceleration also resulted in a $2.0 million, $1.1 million and $1.1 million reduction in the after-tax pro forma stock-based employee compensation expense disclosed in the second, third and fourth quarters of 2005, respectively. The Company did not record any stock-based employee compensation expense in the consolidated statements of income associated with the acceleration of these options because the intrinsic value (excess of market price of common stock over the exercise price of option) of the options at the date of acceleration was not greater than the original intrinsic value of the options. The Company expects that the acceleration will reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income in conjunction with adopting SFAS 123(R) by approximately $4.8 million in 2006 and $1.2 million in 2007 on a pretax basis.

On April 14, 2005, the SEC approved a new rule for public companies that delayed the effective date of SFAS 123(R) to annual, rather than interim, periods that begin after June 15, 2005. As such, the Company will adopt SFAS 123(R) on January 1, 2006. Once adopted, the Company will be required to record compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The Company expects to apply the modified prospective transition method of SFAS 123(R), which would allow the Company to prospectively record expense for the compensation costs related to the portion of outstanding unvested awards at January 1, 2006 and new awards granted after the date of adoption, without restating any prior periods. In adopting SFAS 123(R), companies must choose among alternative valuation models and amortization assumptions. The Company expects to continue utilizing the Black-Scholes valuation model to determine the fair value of its stock options. The Company currently amortizes compensation expense for stock options using a graded-vesting approach. For new stock option grants after adoption, the Company expects to record compensation expense on a straight-line basis over the requisite service period. The impact of adopting SFAS 123(R) may vary from the pro forma disclosure presented in Note 3 to the Consolidated Financial Statements for the reasons described herein.

The Company's stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the age of 55 and met certain service requirements with either ADESA and or its former parent, ALLETE, automatically vest when they retire from the Company. The Company has previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e. over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123(R) on January 1, 2006, new awards will be subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for converting to the non-substantive vesting period approach. The Company has revised its approach to apply the non-substantive vesting period approach to all new grants after adoption, but will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards. The transition to the non-substantive vesting period approach will have an insignificant impact going forward due to the decision to accelerate the vesting of underwater IPO stock options. An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, the Company recorded forfeitures when they occurred. Because of the change to the non-substantive vesting period approach, the application of estimated forfeitures, the acceleration of vesting of the underwater IPO stock options, the fact that our options vest over three years and additional option grants are expected to be made subsequent to January 1, 2006, the results of expensing stock-based compensation after adoption of SFAS 123(R) may have a materially different effect on net income in future years than that presented in Note 3 to the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of the Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS 153 is not expected to have a material impact on the consolidated financial statements or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board Opinion No. 20 ("APB 20"), Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that any change in accounting method of depreciation, amortization or depletion for long-lived assets be accounted for prospectively as a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 on January 1, 2006.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Foreign currency

The Company's foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company's Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company's results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for ADESA to meet its debt service or other obligations, these tax inefficiencies may adversely affect ADESA. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. The 2005 average exchange rate for the Canadian dollar against the U.S. dollar increased 7 percent as compared with 2004. As a result, Canadian currency translation positively affected net income by approximately $2.1 million in 2005. The 2004 average exchange rate for the Canadian dollar against the U.S. dollar increased 8 percent as compared with 2003. As a result, Canadian currency translation positively affected net income by approximately $1.3 million in 2004. Currency exposure of the Company's Mexican operations is not material to the results of operations.

Interest rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses interest rate swap agreements to manage its exposure to interest rate risk. The Company designates its interest rate swap agreements as cash flow hedges. The earning impact of interest rate swaps designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in a hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in 2005 or 2004.

In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. In conjunction with the amended and restated senior credit facility, the Company terminated its interest rate swap for the former Term Loan B facility (swap agreement with notional amount of $60 million) in the third quarter of 2005. As a result, the unrealized gain of approximately $0.5 million recorded in "Other comprehensive income" was realized in "Other income, net" during the third quarter. The remaining interest rate swap agreement contains amortizing provisions and matures in December 2006.

In November 2005, the Company entered into an interest rate swap agreement with a notional amount of $40 million to manage its exposure to interest rate movements on its variable rate credit facility. The new swap has been designated as a cash flow hedge and matures in May 2008.

The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At December 31, 2005, the fair value of the interest rate swap agreements consisted of a $0.9 million gain recorded in "Other assets" and a $0.1 million loss recorded in "Other liabilities" on the consolidated balance sheet. At December 31, 2004, the fair value of the interest rate swap agreements was a $0.2 million loss which was recorded in "Other liabilities" on the consolidated balance sheet. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in "Other comprehensive income". Unrealized gains or losses on interest rate swap agreements are included as a component of "Accumulated other comprehensive income". At December 31, 2005, there was a net unrealized gain totaling $0.5 million, net of taxes of $0.3 million. At December 31, 2004, there were unrealized losses totaling $0.1 million, net of taxes of $0.1 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company's variable rate debt instruments to a hypothetical 100 basis point increase in short-term interest rates for the years ended December 31, 2005 and 2004 would have resulted in an increase in interest expense of approximately $2.1 million and $2.0 million.

Item 8. Financial Statements and Supplementary Data

Management's Report to Stockholders

Management's Report on Financial Statements and Practices

The accompanying consolidated financial statements of ADESA, Inc., (the "Company") were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best judgments and estimates. The other financial information included in the annual report is consistent with that in the financial statements. Management also recognizes its responsibility for conducting the Company's affairs according to the highest standards of personal and corporate conduct.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has issued a report on management's assessment of the Company's internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. This report appears under "Report of Independent Registered Public Accounting Firm" on the following page of this Form 10-K.

/s/ David G. Gartzke David G. Gartzke President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Cameron C. Hitchcock Cameron C. Hitchcock Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Scott A. Anderson Scott A. Anderson Controller (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ADESA, Inc.:

We have completed an integrated audit of ADESA, Inc.'s 2005 consolidated financial statements and financial statement schedule and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of ADESA, Inc. and its subsidiaries (the Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 15, 2006

ADESA, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
Operating revenues
Auction and related services	$842.8	$808.9	$800.2
Dealer financing	126.0	116.6	104.3

Total operating revenues	968.8	925.5	904.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	473.5	454.4	471.7
Selling, general and administrative	227.1	222.2	196.5
Depreciation and amortization	40.8	35.9	35.0

Total operating expenses	741.4	712.5	703.2

Operating profit	227.4	213.0	201.3
Interest expense	31.2	25.4	16.0
Other income, net	(8.6)	(4.5)	(2.8)
Loss on extinguishment of debt	2.9	14.0	–

Income from continuing operations before income taxes	201.9	178.1	188.1
Income taxes	75.8	69.1	74.2

Income from continuing operations	126.1	109.0	113.9
(Loss) income from discontinued operations, net of income taxes	(0.6)	(3.7)	1.2

Net income	$125.5	$105.3	$115.1

Earnings per share—basic
Income from continuing operations	$1.40	$1.19	$1.29
(Loss) income from discontinued operations, net of income taxes	–	(0.04)	0.01

Net income	$1.40	$1.15	$1.30

Earnings per share—diluted
Income from continuing operations	$1.40	$1.19	$1.29
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.04)	0.01

Net income	$1.39	$1.15	$1.30

Dividends declared per common share (Note 18)	$0.30	$0.075	–

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$240.2	$304.5
Restricted cash	5.7	4.9
Trade receivables, net of allowances of $3.9 (2005) and $7.5 (2004)	188.6	160.2
Finance receivables, net of allowances of $2.4 (2005) and $3.9 (2004)	196.7	169.7
Retained interests in finance receivables sold	56.8	50.4
Deferred income taxes	21.6	28.0
Other current assets	14.5	13.7
Current assets of discontinued operations	–	0.9

Total current assets	724.1	732.3
Other assets
Goodwill	532.6	514.6
Other intangible assets, net of accumulated amortization of $29.8 (2005) and $25.1 (2004)	42.0	31.5
Other assets	50.9	58.2
Long-term assets of discontinued operations	–	1.8

Total other assets	625.5	606.1
Property and equipment, net of accumulated depreciation of $155.2 (2005) and $129.1 (2004)	595.9	576.6

Total assets	$1,945.5	$1,915.0

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2005	2004
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$270.3	$227.3
Accrued employee benefits and compensation expenses	35.0	40.2
Other accrued expenses	36.7	37.4
Income taxes payable	3.3	25.4
Current maturities of long-term debt	70.0	37.1
Current liabilities of discontinued operations	6.8	6.7

Total current liabilities	422.1	374.1
Non-current liabilities
Long-term debt	362.5	479.0
Deferred tax liabilities	63.6	42.1
Other liabilities	7.4	8.4

Total non-current liabilities	433.5	529.5
Commitments and contingencies (Note 21)	–	–
Stockholders' equity
Preferred stock, $0.01 par value: Authorized shares: 50,000,000 Issued shares: none	–	–
Common stock, $0.01 par value: Authorized shares: 500,000,000 Issued shares: 94,868,104 (2005 & 2004)	1.0	1.0
Additional paid-in capital	671.0	675.1
Retained earnings	480.7	382.2
Unearned compensation	(2.7)	(3.1)
Treasury stock, at cost:
Shares: 5,275,585 (2005) 4,343,478 (2004)	(110.7)	(85.9)
Accumulated other comprehensive income	50.6	42.1

Total stockholders' equity	1,089.9	1,011.4

Total liabilities and stockholders' equity	$1,945.5	$1,915.0

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	88.6	$0.9	$517.3	$286.2	$–	$–	$(15.7)	$788.7
Comprehensive income:
Net income				115.1				115.1
Other comprehensive income, net of tax:
Foreign currency translation							39.2

Other comprehensive income								39.2

Comprehensive income								154.3
Capital contributions			7.2					7.2

Balance at December 31, 2003	88.6	0.9	524.5	401.3	–	–	23.5	950.2
Comprehensive income:
Net income				105.3				105.3
Other comprehensive income, net of tax:
Foreign currency translation							18.7
Unrealized loss on interest rate swaps							(0.1)

Other comprehensive income								18.6

Comprehensive income								123.9
Issuance of common stock	6.3	0.1	135.9					136.0
Capital contributions			6.2					6.2
Cash dividends paid to ALLETE				(117.5)				(117.5)
Cash dividends paid to stockholders				(6.9)				(6.9)
Unearned compensation					(3.1)			(3.1)
Issuance of common stock under stock plans			7.2			0.8		8.0
Tax benefits from employee stock plans			1.3					1.3
Repurchase of common stock						(86.7)		(86.7)

Balance at December 31, 2004	94.9	1.0	675.1	382.2	(3.1)	(85.9)	42.1	1,011.4
Comprehensive income:
Net income				125.5				125.5
Other comprehensive income, net of tax:
Foreign currency translation							7.9
Unrealized gain on interest rate swaps							0.6

Other comprehensive income								8.5

Comprehensive income								134.0
Cash dividends paid to stockholders				(27.0)				(27.0)
Issuance of common stock under stock plans			(6.2)		0.4	18.8		13.0
Tax benefits from employee stock plans			2.1					2.1
Repurchase of common stock						(43.6)		(43.6)

Balance at December 31, 2005	94.9	$1.0	$671.0	$480.7	$(2.7)	$(110.7)	$50.6	$1,089.9

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$125.5	$105.3	$115.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.8	35.9	35.0
Bad debt expense	1.2	4.2	3.4
Deferred income taxes	27.9	3.1	11.5
Compensation associated with equity programs	2.8	1.6	–
Loss on extinguishment of debt	2.9	14.0	–
Other non-cash, net	3.2	2.9	(2.7)

	204.3	167.0	162.3
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	(24.2)	(15.3)	(8.5)
Retained interests in finance receivables sold	(6.4)	(3.9)	(2.8)
Trade receivables and other assets	(28.3)	(12.6)	(27.8)
Accounts payable and accrued expenses	(8.9)	40.3	8.7

Net cash provided by operating activities	136.5	175.5	131.9
Investing activities
Net (increase) decrease in finance receivables held for investment	4.6	(8.1)	9.0
Acquisition of businesses, net of cash acquired	(29.1)	–	(1.6)
Purchases of property, equipment and computer software	(55.3)	(31.2)	(26.8)
Purchase of other intangibles	(1.2)	–	–
Proceeds from the sale of property, equipment and computer software	0.6	10.4	15.4
Proceeds from the sale of discontinued operations	3.3	–	–
Purchase of investments	(2.0)	–	–
Purchase of bonds	–	–	(22.0)

Net cash used by investing activities	(79.1)	(28.9)	(26.0)
Financing activities
Net increase in book overdrafts	24.2	0.2	17.7
Net increase (decrease) in lines of credit	138.0	(45.8)	(134.1)
Payments on long-term debt	(371.6)	(323.1)	(12.7)
Proceeds from long-term debt	150.0	500.0	–
Payments for debt issuance costs	(1.7)	(9.9)	–
Net proceeds from issuance of common stock	–	136.0	–
Issuance of common stock under stock plans	10.2	0.5	–
(Dividends paid to) capital contribution from ALLETE	–	(117.5)	4.0
Dividends paid to stockholders	(27.0)	(6.9)	–
Repurchase of common stock	(43.6)	(86.7)	–
Transfer to restricted cash	(0.8)	(1.5)	–

Net cash (used by) provided by financing activities	(122.3)	45.3	(125.1)
Effect of exchange rate changes on cash	0.6	(0.1)	6.5

Net (decrease) increase in cash and cash equivalents	(64.3)	191.8	(12.7)
Cash and cash equivalents at beginning of period	304.5	112.7	125.4

Cash and cash equivalents at end of period	$240.2	$304.5	$112.7

Cash paid for interest	$27.6	$25.5	$16.7
Cash paid for taxes, net of refunds	$67.7	$46.0	$63.1

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

ADESA is the second largest used vehicle auction network in North America, based upon the number of used vehicles passing through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. Through its wholly owned subsidiary Automotive Finance Corporation ("AFC"), the Company also provides short-term inventory-secured financing, known as floorplan financing, to used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities.

The Company operates a network of 53 wholesale used vehicle auctions, 37 salvage auctions and 84 AFC loan production offices. Used vehicle auctions provide services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification and titling in addition to auctioning of the consigned vehicles. Salvage auctions facilitate the redistribution of damaged vehicles deemed a total loss for insurance or business purposes, as well as recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company's salvage auction business specializes in providing services such as inbound and outbound logistics, inspections, evaluations, titling and settlement administrative services.

Note 2 – Basis of Organization and Presentation

ADESA was a wholly owned subsidiary of ALLETE Automotive Services, Inc. ("ALLETE Auto"), a wholly owned subsidiary of ALLETE, Inc. ("ALLETE") until the second quarter of 2004. ADESA was incorporated in the state of Delaware on January 23, 2004. On May 24, 2004, ADESA Corporation, then a wholly owned subsidiary of ALLETE, was merged into ADESA. Because ADESA Corporation and the Company were entities under common control and the Company is the successor entity, the number of shares of common stock disclosed in these financial statements and the earnings per share information have been adjusted retroactively to reflect the merger and the Company's capital structure. The authorized capital stock of the Company consists of 500,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. ADESA Corporation had 14,086,000 shares of common stock outstanding prior to its merger with ADESA. ADESA had 88,600,000 common shares outstanding as of the date of the merger.

Initial Public Offering and Subsequent Spin-off from ALLETE

ADESA's initial public offering of 6,250,000 shares of common stock in June 2004, resulted in proceeds of $136.0 million, net of transaction costs of $14.0 million. The Company used the net proceeds from this offering, together with the net proceeds from the senior subordinated notes offering (proceeds of $121.7, net of transaction costs of $3.3 million) and $275.0 million borrowed under the Company's credit facility, to repay $75.1 million of outstanding debt to unaffiliated third parties, to pay accrued interest and principal on the $100.0 million intercompany note representing a dividend paid to ALLETE, and to repay all of the Company's other outstanding intercompany debt owed to ALLETE and its subsidiaries, totaling $105.0 million. In addition, the Company's two existing senior notes were redeemed on August 18, 2004, for $139.0 million, including $14.0 million of prepayment expenses. The remaining net proceeds from the initial public offering, notes offering and new credit facility were used for general corporate purposes, including the repurchase of 6.2 million shares of the Company's common stock pursuant to a share repurchase program approved by the Company's board of directors on August 30, 2004. The repurchase program was completed on May 12, 2005, and resulted in aggregate expenditures of $128.9 million from the fourth quarter 2004 through the second quarter 2005.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Business Segments

The Company's operations are grouped into four operating segments: U.S. used vehicle auctions, Canada used vehicle auctions, Impact salvage auctions and AFC. As permitted by Statement of Financial Accounting Standards ("SFAS") 131, Disclosures about Segments of an Enterprise and Related Information, the Company aggregates its four operating segments into two reportable business segments: auction and related services and dealer financing. Auction and Related Services include used vehicle and salvage auctions. Dealer Financing includes the results of operations of AFC and its related subsidiaries. Operations are measured through careful budgeting and monitoring of contributions to consolidated income from continuing operations and consolidated EBITDA (earnings before interest expense, income taxes, depreciation and amortization) by each business segment. Discontinued operations include the operating results of the Company's vehicle transport businesses, its vehicle importation business and ComSearch, Inc., which were discontinued in June of 2002, February of 2003 and August of 2005, respectively.

Derivative Instruments and Hedging Activity

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company currently uses interest rate swaps that are designated and qualify as cash flow hedges to manage its exposure to interest rate movements on its variable rate debt. The Company does not, however, enter into hedging contracts for trading or speculative purposes. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. The fair value of the swap agreements is recorded in "Other assets" or "Other liabilities" on the consolidated balance sheet based on the gain or loss position of the contracts. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded as a component of "Accumulated other comprehensive income". Gains and losses on interest rate swap agreements are subsequently included in earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The Company uses the change in variable cash flows method to assess hedge effectiveness in accordance with SFAS 133.

Foreign Currency Translation

Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other income, net". Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income". Accumulated other comprehensive income was comprised of gains from foreign currency translation totaling $50.1 million and $42.2 million at December 31, 2005 and 2004, and unrealized gains (losses) on interest rate swaps designated as cash flow hedges totaling $0.5 million and ($0.1) million at December 31, 2005 and 2004. At December 31, 2003, accumulated other comprehensive income was comprised entirely of changes in foreign currency translation.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.

Restricted Cash

AFC Funding Corporation, a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary of AFC, is required to maintain a cash reserve approximating 1 percent of total sold receivables to the bank conduit facility as security for the receivables sold.

Receivables

Trade receivables include the unremitted purchase price of vehicles purchased by third parties at the auctions, fees to be collected from those buyers and amounts for services provided by the Company related to certain consigned vehicles in the Company's possession. These amounts due with respect to the consigned vehicles are generally deducted from the sales proceeds upon the eventual auction or other disposition of the related vehicles.

Finance receivables include floorplan receivables created by financing dealer purchases of vehicles in exchange for a security interest in those vehicles and special purpose loans. Floorplan receivables become due at the earlier of the dealer subsequently selling the vehicle or a predetermined time period (generally thirty to sixty days). Floorplan receivables include (1) eligible receivables that are not yet sold to the bank conduit facility (see Note 9), (2) Canadian floorplan receivables, (3) U.S. floorplan receivables not eligible for the bank conduit facility, and (4) receivables that were sold to the bank conduit facility that come back on the balance sheet of the Company at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility. Special purpose loans relate to loans that are either line of credit loans or working capital loans that can be either secured or unsecured based on the facts and circumstances of the specific loans.

Due to the nature of the Company's business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.

Trade receivables and finance receivables held for investment are reported net of an allowance for doubtful accounts and credit losses. The allowances for doubtful accounts and credit losses are based on management's evaluation of the receivables portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management's judgment deserve recognition in estimating losses. Finance receivables held for sale are carried at lower of cost or market. Fair value is based upon estimates of future cash flows including estimates of anticipated credit losses. Estimated losses for receivables sold by AFC Funding Corporation to the bank conduit facility with recourse to AFC Funding Corporation (see Note 8) are recorded as an accrued expense.

Classification of finance receivables in the Consolidated Statement of Cash Flows is dependent on the initial balance sheet classification of the finance receivable. Finance receivables initially classified as held for investment are included as investing activity in the Consolidated Statement of Cash Flows and finance receivables initially classified as held for sale are included as an operating cash flow.

Retained Interests in Finance Receivables Sold

Retained interests in finance receivables sold are carried at estimated fair value with gains and losses recognized in the Consolidated Statements of Income. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate.

Other Current Assets

Other current assets consist of inventories, notes receivable and prepaid expenses. The inventories, which consist of vehicles, supplies, and parts are accounted for on the specific identification method, and are stated at the lower of cost or market.

Notes receivable consist of amounts due from dealers, purchasers of assets sold and work-out loans established with customers unable to meet the repayment schedule of the finance receivables. The accrual of interest ceases upon the establishment of the work-out loans. Gross notes receivable balances in "Other current assets" were $0.8 million and $1.0 million at December 31, 2005 and 2004. The allowance for losses on notes receivable is based on management's evaluation of the notes receivable given current conditions, payment history, the credit-worthiness of the borrower and review of specific collection issues and such other factors which in management's judgment deserve recognition in estimating losses. The allowance for losses on notes receivable was approximately $0.4 million and $0.5 million at December 31, 2005 and 2004. Additions to the allowance are charged to bad debt expense. This amount totaled $0, $0.1 million and $0.4 million for 2005, 2004 and 2003.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of ADESA's four reporting units (U.S. used vehicle auctions, Canada used vehicle auctions, Impact salvage auctions and AFC) based on projected discounted cash flows. If the fair value is calculated to be less than the carrying amount, an impairment charge is recorded in the period identified.

Other Intangible Assets

Other intangible assets consist primarily of customer relationships, computer software and non-compete agreements, and are amortized using the straight-line method. Customer relationships are amortized over the life determined in the valuation of the particular acquisition. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The non-compete agreements are amortized over the life of the agreements and are written off upon being fully amortized. The lives of other intangibles assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted.

Property and Equipment

Property and equipment are stated at historical cost. Depreciation is computed using the straight-line method at rates intended to depreciate the costs of assets over their estimated useful lives. Upon retirement or sale of property and equipment, the cost of the disposed assets and related accumulated depreciation is removed from the accounts and any resulting gain or loss is credited or charged to selling, general and administrative expenses. Expenditures for normal repairs and maintenance are charged to expense as incurred. Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

Other Assets

Other assets consist of investments held to maturity, debt issuance costs, notes receivable, deposits, cost and equity method investments and other long-term assets. Investments at December 31, 2005 and 2004 included $34.5 million of Fulton County Taxable Economic Development Revenue Bonds purchased in connection with the capital lease for the Atlanta facility that became operational in the fourth quarter of 2003. The bonds will be held to maturity (December 1, 2017) and bear a fixed interest rate of 5 percent.

Debt issuance costs reflect the expenditures incurred in the first half of 2004 to issue the $125 million senior subordinated notes and to obtain the bank credit facility. In addition, debt issue costs reflect the expenditures incurred in the third quarter of 2005 to amend and restate the bank credit facility. The debt issuance costs are being amortized over their respective lives to interest expense and had a carrying amount of $6.5 million and $9.0 million at December 31, 2005 and December 31, 2004.

Long-Lived Assets

ADESA applies SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management reviews its property and equipment and other intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. If the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period when it is determined that the carrying amount of the asset may not be recoverable to the extent that the carrying amount exceeds the fair value of the asset. The impairment analysis is based on the Company's current business strategy, expected growth rates and estimated future economic and regulatory conditions.

Accounts Payable

Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $144.5 million and $120.3 million at December 31, 2005 and 2004.

Environmental Liabilities

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are included in "Other accrued expenses" (current portion) and "Other liabilities" (long-term portion) at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties.

Revenue Recognition

Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Many of the vehicles that are sold at auction are consigned to the Company by the seller and held at the Company's facilities. The Company does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, the Company records only its auction fees as revenue because it does not take title to the consigned vehicles, has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction and the fees that the Company receives for its services are generally a fixed amount. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, evaluation and salvage recovery services are generally recognized when the services are performed.

AFC's revenue is comprised primarily of gains on sale of finance receivables and interest and fee income. As is customary for finance companies, AFC's revenues are reported net of a provision for credit losses. AFC generally sells its U.S. dollar denominated finance receivables through a revolving private securitization structure. Gains and losses on the sale of receivables are recognized upon transfer to the bank conduit facility. Interest on finance receivables is recognized based on the number of days the vehicle remains financed. AFC ceases recognition of interest on finance receivables when the loans become delinquent, which is generally 31 days past due. AFC fee income is recognized over the life of the finance receivable. The following table summarizes the components of AFC's revenue:

	Year Ended December 31,
AFC Revenue (In millions)
	2005	2004	2003
Gain on sale of finance receivables	$69.3	$67.5	$60.6
Interest and fee income	56.2	48.6	41.0
Other revenue	0.5	1.7	2.4
Provision for credit losses	–	(1.2)	0.3

	$126.0	$116.6	$104.3

Income Taxes

The Company will file a consolidated federal income tax return for the year ended December 31, 2005 and has filed a consolidated federal income tax return for the period that began on September 21, 2004 and ended December 31, 2004. The Company is included in the consolidated federal income tax return of ALLETE for the period that began January 1, 2004 and ended September 20, 2004 and for the year ended December 31, 2003. The Company files state income tax returns in accordance with the applicable rules of each state. The Company accounts for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes currently payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

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

Accounting for Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The Company accounts for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. Accordingly, the Company has not recognized compensation expense for employee stock options that have been granted.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation, including options to purchase ALLETE common stock held by employees of ADESA, which were converted into options to purchase approximately 1.5 million shares of ADESA common stock, with exercise prices ranging from $8.40 to $18.71, on September 20, 2004 in conjunction with the separation from ALLETE. At December 31, 2005, approximately 0.8 million of the converted ALLETE options remained outstanding and exercisable. The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model and the attribution method. The Black-Scholes option-pricing model does not consider the non-traded nature of employee stock options, the lack of transferability or a vesting period. If the model took these items into consideration, the resulting estimate for fair value of the stock options could be different. These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors.

	Year Ended December 31,
(in millions except per share amounts)	2005	2004	2003
Reported net income	$125.5	$105.3	$115.1
Add: stock-based employee compensation included in reported net income, net of tax(1)	1.4	1.2	1.1
Deduct: total stock-based employee compensation expense, net of tax	(12.9)	(5.8)	(1.8)

Pro forma net income	$114.0	$100.7	$114.4

Earnings per share:
Basic—as reported	$1.40	$1.15	$1.30

Basic—pro forma	$1.27	$1.10	$1.29

Diluted—as reported	$1.39	$1.15	$1.30

Diluted—pro forma	$1.26	$1.10	$1.29

(1)
Reported amounts include expense associated with restricted stock units and performance share awards.

In the previous table, the expense for employee stock options granted is comprised of ALLETE options held by ADESA employees that were converted into options to purchase ADESA common stock in the third quarter of 2004 and ADESA options granted effective with and subsequent to the initial public offering of ADESA's common stock. The expense noted above for employee stock options granted, determined under SFAS 123, was calculated using the Black-Scholes option pricing model and the following assumptions for the ADESA options granted in 2005 and 2004 and converted ALLETE options granted in 2003:

Assumptions	ADESA 2005	ADESA 2004	ALLETE 2003
Risk-free interest rate	3.6%	3.6%	3.1%
Expected life—years	4	4	5
Expected volatility	41.0%	39.0%	25.2%
Dividend yield	1.34%	1.25%	2.0%

  Risk-free interest rate – This is the yield on U.S. Treasury Securities posted at the date of grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

  Expected life—years – This is the period of time over which the options granted are expected to remain outstanding. Options granted by ADESA have a maximum term of six years, while the options converted from ALLETE to ADESA have a maximum term of ten years. An increase in the expected life will increase compensation expense.

  Expected volatility – Actual changes in the market value of the Company's stock are used to calculate the volatility assumption. An increase in the expected volatility will increase compensation expense.

  Dividend yield – This is the annual rate of dividends per share over the exercise price of the option. An increase in the dividend yield will decrease compensation expense.

ADESA, Inc.
Notes to Consolidated Financial Statements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), Share-Based Payment. This statement revises SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that the cost of employees' services received in exchange for an award of equity instruments be recognized in the income statement. Compensation cost will be measured based on the grant-date fair value of the equity instruments issued. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

In March 2005, the SEC issued Staff Accounting Bulletin 107 ("SAB 107"), which offers guidance on SFAS 123(R). SAB 107 was issued to assist issuers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. Key topics of SAB 107 include discussion on the valuation models available to issuers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS 123(R) and disclosure considerations, among other topics.

On March 9, 2005, the board of directors (the "board") of the Company accelerated the vesting of certain unvested and "out-of-the-money" stock options previously awarded to employees and officers that have an exercise price of $24. The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA's initial public offering ("IPO") in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company's common stock became exercisable immediately. The options awarded in conjunction with the IPO to the Company's named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

The Company and its board considered several factors in determining to accelerate the vesting of these options. Primarily, the acceleration will enhance the comparability of the Company's financial statements in prior and subsequent periods. The options awarded to the executive officers were special, one-time grants in conjunction with the Company's IPO. As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the Company's expected future grants. The Company and board also believe that the acceleration is in the best interest of the stockholders as it will reduce the Company's reported stock option expense in future periods mitigating the future impact of SFAS 123(R).

As a result of the acceleration, the Company disclosed incremental, pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in the first quarter of 2005. The acceleration also resulted in a $2.0 million, $1.1 million and $1.1 million reduction in the after-tax pro forma stock-based employee compensation expense disclosed in the second, third and fourth quarters of 2005, respectively. The Company did not record any stock-based employee compensation expense in the consolidated statements of income associated with the acceleration of these options because the intrinsic value (the excess of the market price of the common stock over the exercise price of option) of the options at the date of acceleration was not greater than the original intrinsic value of the options. The Company expects that the acceleration will reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income in conjunction with adopting SFAS 123(R) by approximately $4.8 million in 2006 and $1.2 million in 2007 on a pretax basis.

On April 14, 2005, the SEC approved a new rule for public companies that delayed the effective date of SFAS 123(R) to annual, rather than interim, periods that begin after June 15, 2005. As such, the Company will adopt SFAS 123(R) on January 1, 2006. Once adopted, the Company will be required to record compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The Company expects to apply the modified prospective transition method of SFAS 123(R), which would allow the Company to prospectively record expense for the compensation costs related to the portion of outstanding unvested awards at January 1, 2006 and new awards granted after the date of adoption, without restating any prior periods. The Company expects to continue utilizing the Black-Scholes valuation model to determine the fair value of its stock options. The Company currently amortizes compensation expense for stock options using a graded-vesting approach. For new stock option grants after adoption, the Company expects to record compensation expense on a straight-line basis over the requisite service period. Because of changes to the non-substantive vesting period approach, the application of estimated forfeitures, the acceleration of vesting of the underwater IPO stock options, the fact that our options vest over three years and additional option grants are expected to be made subsequent to January 1, 2006, the results of expensing stock-based compensation after adoption of SFAS 123(R) may have a materially different effect on net income in future years than that presented on a pro-forma basis in these financial statements.

Reclassifications and Revisions

Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation.

Discontinued Operations

In August 2005, ADESA sold ComSearch, Inc. In February 2003, management approved a plan to discontinue the operations of the Company's vehicle importation business. In addition, ADESA management committed to a plan to sell its vehicle auto transportation business which was completed in June 2002. The financial results of ComSearch, the vehicle importation business and the vehicle auto transportation business have been reclassified as discontinued operations for all periods presented.

Revisions Related to Certain Finance Receivables and Related Cash Flows

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (AFC Funding Corporation). AFC Funding securitizes a portion of its floorplan receivables using a revolving securitization structure. The securitization agreement allows for the revolving sale of undivided interests in certain eligible finance receivables by AFC Funding Corporation to a bank conduit facility. Previously, AFC Funding's retained interests in finance receivables sold were included in "Finance receivables" on the Consolidated Balance Sheets. At December 31, 2005, the retained interests were recorded in "Retained interests in finance receivables sold" in the Consolidated Balance Sheets for all periods presented.

Previously, ADESA reported an increase or decrease in operating cash flows in the Consolidated Statements of Cash Flows related to the origination and collection of certain finance receivables that were held for investment. This cash flow treatment followed AFC's principal operating activity, originating and servicing floorplan receivables; however, according to SFAS No. 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, cash receipts and cash payments related to finance receivables held for investment should be classified within investing activities in the Consolidated Statements of Cash Flows. As of December 31, 2005, cash flows related to the origination and collection of finance receivables held for investment were recorded in investing activities in the Consolidated Statements of Cash Flows.

Consequently, to achieve comparable presentation for all periods presented, the retained interests in finance receivables sold was revised in the Consolidated Balance Sheets at December 31, 2004. In addition, the net change in finance receivables held for investment in the Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 have been revised. The amounts revised were deemed immaterial to the Company's prior financial statements. These revisions had no impact on the total current assets on the Consolidated Balance Sheets or the total "Net (decrease) increase in cash and cash equivalents" on the Consolidated Statements of Cash Flows.

In addition, the Company will revise its presentation of the cash flows from finance receivables held for investment in its Consolidated Statements of Cash Flows prospectively for the comparable quarterly periods in 2005 when it files its 2006 quarterly reports on Form 10-Q. Previously, the cash flows arising in connection with changes in finance receivables held for investment were reported as operating cash flows. These cash flows will be reported as investing cash flows prospectively. As a result, operating and investing cash flows for the unaudited interim periods in 2005 will be revised as follows:

	Three Months Ended March 31, 2005		Six Months Ended June 30, 2005		Nine Months Ended September 30, 2005
	Reported	Revised	Reported	Revised	Reported	Revised
Operating cash flow	$(8.1)	$2.3	$14.7	$37.7	$100.5	$105.0
Investing cash flow	$(19.9)	$(30.5)	$(55.6)	$(79.0)	$(64.1)	$(68.6)

The revisions for the three months ended March 31, 2005 and June 30, 2005 also include reclassifications to operating cash flows of insignificant amounts related to presentation of the financial results of the Company's former vehicle importation business as discontinued operations.

Note 4 – Acquisitions

2005 Acquisitions

On May 3, 2005, the Company completed the purchase of certain assets of ABC Washington Dulles, LLC to gain access to the Washington, D.C. auction market. The Company assumed an operating lease through 2025 for the 83-acre auction facility located in Sterling, Virginia, which commenced operations in 2001, offering six auction lanes and reconditioning facilities. The assets purchased included the related operating equipment and all customer relationships related to the auction. Initial annual lease payments for the facility are approximately $1.9 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

On June 30, 2005, the Company acquired an independently owned salvage auction facility serving Charlotte and western North Carolina to expand its reach in the southeastern U.S. The assets included an 128-acre facility, the related operating equipment, accounts receivable, and all customer relationships related to the auction. The Company did not assume any material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

On November 2, 2005, the Company completed the purchase of certain assets of the "Ohio Connection," a group of four independently owned salvage auctions that handle approximately 20,000 salvage units annually to expand ADESA Impact's regional coverage. The assets include the operating equipment and all customer relationships related to the auctions. In addition, the Company has operating lease obligations related to the four facilities through 2015. Initial annual lease payments for the facilities total approximately $0.5 million per year. Two of the purchase agreements include contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

In summary, ADESA acquired the previously mentioned auctions during 2005 for a total cost of $29.1 million, in cash. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $7.3 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives ranging from 2 to 20 years. The purchase price allocations resulted in aggregate goodwill of $17.2 million. The goodwill was assigned to the auction and related services reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results for the acquisitions were not material.

2003 Acquisitions

In April 2003, the Company completed a purchase with the minority owner for the remaining 49 percent of stock in the Ocala, Florida used vehicle auction. The purchase price totaled $1.8 million and included a note payable of $0.2 million with the remainder of the purchase price paid in cash. The acquisition was accounted for using the purchase method and resulted in goodwill of $1.0 million after the purchase price was allocated to property and equipment, other intangible assets, and a note payable. The goodwill was assigned to the auction and related services reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results were not material.

Note 5 – Discontinued Operations

In August 2005, ADESA sold ComSearch, Inc. which provides professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. In February 2003, management approved a plan to discontinue the operations of the Company's vehicle importation business. In addition, ADESA management committed to a plan to sell its vehicle auto transportation business which was completed in June 2002. The financial results of ComSearch, the vehicle importation business and the vehicle auto transportation business have been accounted for as discontinued operations for all periods presented. All businesses were formerly included in the auction and related services segment.

Net loss from discontinued operations for the year ended December 31, 2005 includes the operating loss of ComSearch, the loss on sale of the ComSearch business totaling $0.1 million and interest on the vehicle importation business adverse judgment. Net loss from discontinued operations in 2004 includes a $6.9 million pretax charge related to the vehicle importation business adverse judgment, including the related accrued interest and legal costs, partially offset by $0.8 million in pretax income generated by ComSearch. Net income from discontinued operations for the year ended December 31, 2003 includes $1.5 million in pretax income generated by ComSearch, in addition to $0.4 million pretax gain resulting from a litigation settlement in the Company's discontinued vehicle transport business partially offset by exit charges incurred related to the Company's vehicle importation business.

At December 31, 2005 and December 31, 2004, there were $0 and $2.7 million in assets and $6.8 and $6.7 million in liabilities related to discontinued operations. Assets at December 31, 2004 primarily represent receivables and property, plant and equipment related to the former ComSearch corporate offices. Liabilities at December 31, 2005 and December 31, 2004 primarily represent the accrual of the importation adverse judgment, currently under appeal, and accrued interest on the award pursuant to Michigan law.

The following summarizes financial information for the discontinued operations (in millions, except per share data):

	Years Ended December 31,
Statements of Income	2005	2004	2003

Operating revenues	$2.9	$6.1	$9.4
Operating expenses	3.6	12.2	7.5

Income (loss) before income taxes	(0.7)	(6.1)	1.9
Income taxes	0.1	2.4	(0.7)

Income (loss) from discontinued operations	$(0.6)	$(3.7)	$1.2

Net (loss) income per share from discontinued operations – basic	$–	$(0.04)	$0.01

Net (loss) income per share from discontinued operations – diluted	$(0.01)	$(0.04)	$0.01

Note 6 – Stock Plans

Equity and Incentive Plan

Certain key employees of the Company and its subsidiaries participate in the ADESA, Inc. 2004 Equity and Incentive Plan ("the Plan"). The maximum number of shares reserved for the grant of awards under the 2004 Equity and Incentive Plan is 8.5 million. There were approximately 2.9 million remaining shares available for grant under the Plan on December 31, 2005. The Plan provides for the grant of incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. To date, the grants have taken the form of stock options, restricted stock and restricted stock units. Options may be granted under the Plan at a price of not less than the fair market value of a share of ADESA common stock on the date of grant and generally vest in equal annual installments over three years with expiration not to exceed ten years from the date of grant.

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

A summary of the status of all options granted to employees and non-employee directors for the years ended December 31, 2005 and 2004 is presented below:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	4,453,079	$20.60	–	NA
Conversion of ALLETE options at separation	NA	NA	1,522,877	$13.79
Granted	892,222	$22.80	2,986,511	$24.00
Exercised	(725,000)	$13.64	(34,510)	$13.57
Canceled	(137,348)	$22.92	(21,799)	$21.92

Outstanding at December 31	4,482,953	$22.09	4,453,079	$20.60

Exercisable at December 31(a)	3,869,672	$22.04	1,342,693	$15.46
Weighted average fair value of option grants(b)		$7.36		$7.64

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable(a)	Weighted Average Exercise Price
$8.40 - $12.58	293,260	6.8	$12.37	293,260	$12.37
$13.26 - $18.53	474,041	5.3	$15.19	474,041	$15.19
$22.44 - $24.00	3,715,652	4.6	$23.74	3,102,371	$24.00

$8.40 - $24.00	4,482,953	4.8	$22.09	3,869,672	$22.04

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

Restricted Stock Units and Performance Shares

During the year ended December 31, 2005, the Company awarded to employees approximately 90,000 restricted stock units ("RSUs") under the Company's 2004 Equity and Incentive Plan, representing approximately $1.9 million of unearned compensation at the grant dates. Under the Plan, certain executive officers received RSU grants equal to 25 percent of the bonus earned in the prior year. The awards granted during the first quarter of 2005 included approximately 18,800 RSUs (which vest after three years) granted to these certain executive officers of the Company. The vesting schedule for the remaining RSUs granted during the year generally range from one to three years from the date of grant. Compensation expense related to RSU awards is recognized ratably over the vesting period. Compensation expense for all restricted stock and performance shares totaled $2.4 million, $2.0 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003.

Employee Stock Purchase Plan

Employees of the Company who meet certain eligibility requirements may participate in the ADESA, Inc. Employee Stock Purchase Plan ("ESPP"). Eligible participants are allowed to purchase shares of the Company's common stock for 95 percent of the fair market value of a share of common stock on the New York Stock Exchange on the first trading day of each month. A participant's combined payroll deductions, cash payments and reinvested dividends in the plan may not exceed $25 thousand per year. At December 31, 2005, approximately 12,000 shares had been issued under the ESPP plan and there were approximately 488,000 shares of ADESA common stock available for grant under the Company's ESPP plan.

Share Repurchase Program

On August 30, 2004, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $130 million of the Company's common stock. The Company's share repurchase program included open market transactions executed from time to time at prevailing market prices, as well as privately negotiated transactions, and was structured to comply with, and be conducted under, Rule 10b-18 of the Securities Exchange Act of 1934 and other applicable regulations. On May 12, 2005, the Company completed its share repurchase program. The Company repurchased a cumulative total of 6.2 million shares at a weighted average price of $20.83 and an aggregate cost of $128.9 million pursuant to the program.

ADESA, Inc.
Notes to Consolidated Financial Statements

Note 7 – Earnings Per Share

The following table sets forth the computation of earnings per share (in millions except share and per share amounts):

	Year Ended December 31,
	2005	2004	2003
Income from continuing operations	$126.1	$109.0	$113.9
(Loss) income from discontinued operations, net of income taxes	(0.6)	(3.7)	1.2

Net income	$125.5	$105.3	$115.1

Weighted average common shares outstanding	89.87	91.22	88.60
Effect of dilutive stock options and restricted stock awards	0.45	0.23	–

Weighted average common shares outstanding and assumed conversions	90.32	91.45	88.60

Earnings per share—basic
Income from continuing operations	$1.40	$1.19	$1.29
(Loss) income from discontinued operations, net of income taxes	–	(0.04)	0.01

Net income	$1.40	$1.15	$1.30

Earnings per share—diluted
Income from continuing operations	$1.40	$1.19	$1.29
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.04)	0.01

Net income	$1.39	$1.15	$1.30

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period. Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company's stock-based employee compensation programs. Total options outstanding at December 31, 2005 and 2004 were 4.5 million. There were no ADESA options outstanding at December 31, 2003. Stock options with an exercise price per share greater than the average market price per share were excluded in the calculation of diluted earnings per share for all periods presented as including these options would have an anti-dilutive impact. Approximately 3.1 million and 3.0 million options were excluded from diluted earnings per share for the years ended December 31, 2005 and 2004.

Note 8 – Allowance for Credit Losses and Doubtful Accounts

The following is a summary of the changes in the allowance for credit losses related to finance receivables held for investment (in millions):

	Year Ended December 31,
	2005	2004	2003
Allowance for Credit Losses
Balance at beginning of period	$3.9	$4.6	$6.6
Provision for credit losses	–	1.2	(0.7)
Recoveries	0.4	0.2	0.5
Less charge-offs	(1.2)	(2.6)	(2.7)
Other	(0.7)	0.5	0.9

Balance at end of period	$2.4	$3.9	$4.6

AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries. Additionally, an accrued liability of $2.9 million and $5.2 million for estimated losses for loans sold by AFC Funding is recorded at December 31, 2005 and 2004. These loans were sold to a bank conduit facility with recourse to AFC Funding and will come back on the balance sheet of AFC Funding at fair market value if they prove to become ineligible under the terms of the collateral arrangement with the bank conduit facility.

The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2005	2004	2003
Allowance for Doubtful Accounts
Balance at beginning of period	$7.5	$7.0	$6.0
Provision for credit losses	1.2	3.0	3.7
Less net charge-offs	(4.8)	(2.5)	(2.7)

Balance at end of period	$3.9	$7.5	$7.0

Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.

Note 9 – Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary
(AFC Funding Corporation), established for the purpose of purchasing AFC's finance receivables. Effective July 8, 2005, AFC and AFC Funding Corporation amended their securitization agreement. As part of the amendment, the expiration date of the agreement was extended from January 2006 to June 30, 2008. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $500 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had $425 million of committed liquidity at December 31, 2005 and 2004. On February 1, 2006, committed liquidity was increased to $450 million. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and as a result are not reported on the Company's consolidated balance sheet.

At December 31, 2005 and 2004, AFC managed total finance receivables of $655.7 million and $583.8 million, of which $581.9 million and $510.8 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $399.8 million and $359.8 million at December 31, 2005 and 2004. The outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve equal to 1 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. After the occurrence of a termination event, as defined in the agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Receivables under management, sold, held and retained interests in finance receivables sold were as follows (in millions):

	December 31,
	2005	2004
Finance Receivables
Total receivables managed	$655.7	$583.8
Less: amounts sold	(399.8)	(359.8)
Less: retained interests in finance receivables sold	(56.8)	(50.4)

Finance receivables held	199.1	173.6
Less: allowance for losses	(2.4)	(3.9)

Net finance receivables	$196.7	$169.7

Finance receivables held include $51.1 million and $34.4 million classified as held for sale and $148.0 million and $139.2 million classified as held for investment at December 31, 2005 and 2004. AFC's allowance for losses of $2.4 million and $3.9 million at December 31, 2005 and 2004 includes an estimate of losses for finance receivables held for investment. Additionally, an accrued liability of $2.9 million and $5.2 million for the estimated losses for loans sold by the special purpose subsidiary has been recorded at December 31, 2005 and 2004. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA's credit facility. At December 31, 2005 and 2004, the Company was in compliance with the covenants contained in the securitization agreement.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, receivables delinquent are defined as receivables 31 days or more past due.

	December 31, 2005			December 31, 2004
	Principal Amount of:			Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses During 2005	Receivables	Receivables Delinquent	Net Credit Losses During 2004

Floorplan receivables	$187.0	$4.5	$0.8	$164.6	$5.2	$1.6
Special purpose loans	12.1	2.1	–	9.0	0.9	0.8

Finance receivables held	$199.1	$6.6	$0.8	$173.6	$6.1	$2.4

Receivables sold	399.8			359.8
Retained interests in finance receivables sold	56.8			50.4

Total receivables managed	$655.7			$583.8

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries:

	Years Ended December 31,
	2005	2004	2003
Proceeds from sales of finance receivables	$4,310.5	$4,132.3	$3,788.3
Servicing fees received	$13.5	$12.6	$11.2
Proceeds received on retained interests in finance receivables sold	$111.2	$104.6	$93.1

The Company's retained interests in finance receivables sold amounted to $56.8 million and $50.4 million at December 31, 2005 and December 31, 2004. Sensitivities associated with the Company's retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Note 10 – Goodwill and Other Intangible Assets

Goodwill at December 31 consisted of the following (in millions):

	2005	2004
Auction and Related Services
ALLETE's acquisition of ADESA	$113.4	$113.4
Canadian Auction Group	100.4	100.4
Manheim Auctions	147.1	147.1
Auto Placement Center, Inc.	26.2	27.0
Impact Auto Auctions and Suburban Auto	35.5	34.5
Other	98.4	80.6

	521.0	503.0
Dealer Financing
ALLETE's acquisition of ADESA	11.6	11.6

	$532.6	$514.6

Goodwill increased $18.0 million during 2005 primarily as a result of acquisitions during the year. In addition, the goodwill increase in 2005 and the $3.6 million increase during 2004 were impacted by changes in the Canadian exchange rate.

A summary of other intangibles is as follows (in millions):

		December 31, 2005			December 31, 2004
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value

Customer relationships	7 – 25	$25.8	$(6.4)	$19.4	$18.7	$(5.3)	$13.4
Computer software	3 – 7	44.1	(22.6)	21.5	34.2	(16.2)	18.0
Other	1 – 10	1.9	(0.8)	1.1	3.7	(3.6)	0.1

Total		$71.8	$(29.8)	$42.0	$56.6	$(25.1)	$31.5

The increase in other intangibles is primarily related to customer relationships purchased in connection with 2005 acquisitions and purchases of computer software. Amortization expense for other intangibles was $9.6 million $7.6 million and $9.0 million for the three years ended December 31, 2005, 2004 and 2003.

Estimated amortization expense for the next five years is $10.5 million for 2006, $7.7 million for 2007, $3.4 million for 2008, $2.2 million for 2009, and $2.1 million for 2010.

Note 11 – Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	Useful Lives (in years)	2005	2004

Land		$199.7	$185.1
Buildings	10 – 40	247.7	241.5
Land improvements	10 – 20	148.6	141.1
Building and leasehold improvements	5 – 40	44.9	37.6
Furniture, fixtures and equipment	2 – 10	82.9	70.2
Vehicles and aircraft	3 – 12	15.7	15.1
Construction in progress		11.6	15.1

		751.1	705.7
Accumulated depreciation		(155.2)	(129.1)

Property and equipment, net		$595.9	$576.6

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $31.2 million, $28.3 million and $26.0 million.

In 2003, the Company entered into a capital lease for the new Atlanta auction facility in conjunction with the purchase of development revenue bonds. The assets included above under this capital lease at December 31 are summarized below (in millions):

Classes of Property	2005	2004

Land	$12.9	$12.9
Buildings	13.3	13.3
Land improvements	5.6	5.6
Furniture, fixtures and equipment	2.7	2.7

	34.5	34.5
Accumulated depreciation	(3.4)	(1.8)

Capital lease assets	$31.1	$32.7

Assets held under this capital lease are depreciated in a manner consistent with the Company's depreciation policy for owned assets.

Note 12 – Long-Term Debt

Long-term debt consists of the following at December 31 (in millions):

	Interest Rate	Maturity	2005	2004

Term Loan A	LIBOR + 1.25%	06/30/2010	$135.0	$157.5
Term Loan B		06/21/2010	–	199.0
$350 million revolving credit facility	LIBOR + 1.25%	06/30/2010	138.0	–
Atlanta capital lease obligation	5.0%	12/01/2013	34.5	34.5
Other, secured by property		12/31/2005	–	0.1
Senior subordinated notes	7 5/8%	06/15/2012	125.0	125.0
Canadian line of credit	Prime + 0.25%	12/31/2006	–	–

Total debt			432.5	516.1
Less current portion of long-term debt			70.0	37.1

Long-term debt			$362.5	$479.0

The weighted average interest rate on borrowings at December 31, 2005 and 2004 was 6.25 percent and 5.20 percent.

Amended and Restated Credit Agreement

On July 25, 2005, the Company entered into a $500 million credit facility, pursuant to the terms and conditions of an amended and restated credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement amends and restates ADESA's $525 million credit facility, dated as of June 21, 2004. The Credit Agreement has a five year term that expires on June 30, 2010. Under the terms of the Credit Agreement, the lenders committed to provide advances and letters of credit in an aggregate amount of up to $500 million. Borrowings under the Credit Agreement may be used to refinance certain of ADESA's outstanding debt, to finance working capital, capital expenditures and acquisitions permitted under the Credit Agreement and for other corporate purposes. The Credit Agreement provides for a five year $150 million term loan and a $350 million revolving credit facility. The term loan will be repaid in 20 quarterly installments, with the final payment due on June 30, 2010. The revolving credit facility may be used for loans, and up to $25 million may be used for letters of credit. Letters of credit reducing the available line of credit were $12.7 million at December 31, 2005. The revolving loans may be borrowed, repaid and reborrowed until June 30, 2010, at which time all amounts borrowed must be repaid.

ADESA, Inc.
Notes to Consolidated Financial Statements

The revolving credit facility and the term loan facility bear interest at a rate equal to LIBOR plus a margin ranging from 87.5 basis points to 150 basis points depending on the Company's total leverage ratio. As of December 31, 2005, ADESA's margin based on its leverage ratio was 125 basis points. The former Term Loan B facility was eliminated in the amended $500 million facility.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA's ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. At December 31, 2005, the Company was in compliance with the covenants contained in the credit facility. The credit facility is guaranteed by substantially all of the Company's material domestic subsidiaries (excluding, among others, AFC Funding Corporation), and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65 percent of certain capital interests of the Company's Canadian subsidiaries.

As a result of amending the credit agreement, the Company incurred a third quarter charge of approximately $2.9 million related to the write-off of certain unamortized debt issue costs and related expenses associated with the amended and restated credit agreement.

Senior Subordinated Notes

Concurrent with the initial public offering, the Company offered 7 5/8 percent senior unsecured subordinated notes with a principal amount of $125.0 million due June 15, 2012. Interest on the notes is payable semi-annually in arrears and commenced on December 15, 2004.

At any time prior to June 15, 2008, the notes may be redeemed in whole or in part at an early redemption price. The Company may redeem the notes at any time on or after June 15, 2008 at specified redemption prices. Prior to June 15, 2007, the Company may redeem up to 35 percent of the aggregate principal amount of the notes issued under the indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 107 5/8 percent of the principal amount, plus accrued and unpaid interest, provided that: (a) at least 65 percent of the aggregate principal amount of the notes issued under the indenture remains outstanding immediately after the occurrence of the redemption and (b) redemption occurs within 90 days of the date of any such equity offering.

The notes are unsecured and subordinated in right of payment to all of the Company's existing and future senior debt, including borrowings under the credit facility. The incurrence of future senior debt is governed by certain limitations, including an interest coverage ratio exception. The notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. At December 31, 2005, the Company was in compliance with the covenants contained in the senior subordinated notes.

Canadian Line of Credit

A C$16 million line of credit is available to ADESA Canada. The line of credit bears interest at a rate equal to the prime rate plus a margin ranging from 0 to 25 basis points depending on the Company's total leverage ratio. Letters of credit reducing the available line of credit were C$2.9 million at December 31, 2005. The line of credit is subject to renewal at the end of each calendar year and is guaranteed by ADESA, Inc.

Senior Notes—Series A and B

Subsequent to the closing of the initial public offering, notes offering and June 2004 credit facility, the Company announced the redemption of its $90 million 7.7 percent Series A Senior Notes due 2006 and its $35 million 8.1 percent Series B Senior Notes due 2010. The redemption of the $125 million in Senior Notes was completed on August 18, 2004. The redemption resulted in third quarter 2004 debt prepayment expenses of $14.0 million before income taxes. The expenses include an early termination penalty and the write-off of unamortized debt issuance costs and are classified as "Loss on extinguishment of debt" in the Company's consolidated statements of income.

At December 31, 2005 aggregate future principal payments on long-term debt are as follows (in millions):

2006	$30.0
2007	30.0
2008	30.0
2009	30.0
2010	153.0
Thereafter	159.5

$432.5

Note 13 – Financial Instruments

The Company's derivative activities are initiated within the guidelines of documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative or trading purposes.

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage its exposure to interest rate movements and to reduce borrowing costs. In June 2004, the Company entered into two interest rate swap agreements with notional amounts of $105 million and $60 million to manage its exposure to interest rate movements on its variable rate debt. In conjunction with the amended and restated senior credit facility, the Company terminated its interest rate swap for the former Term Loan B facility (swap agreement with notional amount of $60 million) in the third quarter of 2005. As a result, the unrealized gain of approximately $0.5 million recorded in "Other comprehensive income" was realized in "Other income, net" during the third quarter. The remaining interest rate swap agreement contains amortizing provisions and matures in December 2006.

In November 2005, the Company entered into an interest rate swap agreement with a notional amount of $40 million to manage its exposure to interest rate movements on its variable rate credit facility. The new swap has been designated as a cash flow hedge and matures in May 2008.

The Company designates its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At December 31, 2005, the fair value of the interest rate swap agreements consisted of a $0.9 million gain recorded in "Other assets" and a $0.1 million loss recorded in "Other liabilities" on the consolidated balance sheet. At December 31, 2004, the fair value of the interest rate swap agreements was a $0.2 million loss which was recorded in "Other liabilities" on the consolidated balance sheet. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in "Other comprehensive income". Unrealized gains or losses on interest rate swap agreements are included as a component of "Accumulated other comprehensive income". At December 31, 2005, there was a net unrealized gain totaling $0.5 million, net of taxes of $0.3 million. At December 31, 2004, there were unrealized losses totaling $0.1 million, net of taxes of $0.1 million.

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

The fair value of the Company's notes receivable is determined by calculating the present value of expected future cash receipts associated with these instruments. The discount rate used is equivalent to the current rate offered to the Company for notes of similar maturities. As of December 31, 2005, the fair value of the Company's notes receivable approximated the carrying value.

The fair value of the Company's long-term debt is determined by calculating the present value of expected future cash outlays associated with the debt instruments. The discount rate used is equivalent to the current rate offered to the Company for debt of the same maturities. As of December 31, 2005, the fair value of the Company's long-term debt approximated its carrying value of $432.5 million. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 14 – Leasing Agreements

The Company leases property, computer equipment and software, automobiles, trucks and trailers, pursuant to operating lease agreements with terms expiring through 2031. Some of the leases contain renewal provisions upon the expiration of the initial lease term, as well as fair market value purchase provisions. In accordance with SFAS 13 Accounting for Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. The deferred portion of the rent, for the leases containing escalation clauses, is included in "Accrued expenses" on the consolidated balance sheet. Total future minimum lease payments in excess of one year (excluding renewable periods) as of December 31, 2005 for all operating lease arrangements are as follows (in millions):

2006	$16.4
2007	14.3
2008	12.3
2009	9.9
2010	8.2
Thereafter	95.9

$157.0

Total lease expense for the years ended December 31, 2005, 2004 and 2003 was $21.8 million, $21.5 million and $23.3 million.

Note 15 – Income Taxes

The components of the provision for income taxes are as follows for the years ended December 31 (in millions):

	2005	2004	2003
Income from continuing operations before income taxes:
Domestic	$158.4	$139.6	$150.1
Foreign	43.5	38.5	38.0

Total	$201.9	$178.1	$188.1

Income tax expense (benefit) from continuing operations:
Current:
Federal	$32.1	$34.2	$40.6
Foreign	13.9	15.0	14.7
State	1.9	16.8	7.4

Total current provision	47.9	66.0	62.7

Deferred:
Federal	20.5	10.9	9.5
Foreign	0.5	(0.4)	(0.2)
State	6.9	(7.4)	2.2

Total deferred provision	27.9	3.1	11.5

Income tax expense from continuing operations	$75.8	$69.1	$74.2

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows for the years ended December 31:

	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net	3.3%	3.4%	3.3%
Other, net	(0.8%)	0.4%	1.1%

Effective rate	37.5%	38.8%	39.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2005	2004
Gross deferred tax assets:
Allowances	$7.6	$10.2
Accruals and liabilities	8.4	9.3
Employee benefits and compensation	7.0	9.4
Foreign tax credit carryover	1.4	1.0
State net operating loss carryforwards	3.3	6.1
Foreign credits	0.9	—
Other	2.9	3.1

Total deferred tax asset	31.5	39.1

Deferred tax asset valuation allowance	(0.9)	(0.5)

Total	30.6	38.6

Gross deferred tax liabilities:
Depreciation	(32.1)	(17.3)
Goodwill and intangibles	(37.7)	(34.1)
Other	(2.8)	(1.3)

Total	(72.6)	(52.7)

Net deferred tax liabilities	($42.0)	($14.1)

The tax benefit from state net operating loss carryforwards expire as follows (in millions):

2006	$0.1
2007	0.1
2008	0.1
2009	0.1
2010	—
2011 to 2025	2.9

$3.3

In conjunction with the Company's separation from ALLETE in 2004 the Company reviewed and reorganized several of its state income tax filing positions. As a result, certain deferred tax assets related to state net operating loss carryforwards and related valuation allowances were written-off. In addition it was determined that certain other deferred tax assets related to state net operating loss carryforwards would likely be utilized in future years and, accordingly, the related valuation allowances were reversed and subsequently reclassified to increase state tax liabilities.

During 2005, the Company's effective tax rate was favorably impacted by the recognition of certain 2004 provision to tax return adjustments, changes in estimates regarding tax contingencies, and the final settlement of a state tax dispute. The effective tax rate was unfavorably impacted by an allocation of state taxes from ALLETE which was made pursuant to a tax sharing agreement between the two companies.

Undistributed earnings of the Company's foreign subsidiaries were approximately $36.2 million, $28.8 million and $24.5 million at December 31, 2005, 2004 and 2003. Because these amounts have been or will be reinvested in properties and working capital, the Company has not recorded the deferred taxes associated with these earnings.

During 2005, the Company made federal income tax payments, net of refunds, of $45.7 million, including a net refund from ALLETE of $1.1 million. During 2004 and 2003, federal income tax payments, net of refunds, of $19.7 million and $40.3 million were paid to ALLETE. State and foreign income taxes paid, net of refunds, by the Company during 2005, 2004 and 2003 totaled $22.0 million, $26.3 million and $22.8 million.

ADESA, Inc.
Notes to Consolidated Financial Statements

Note 16 – Comprehensive Income

The components of comprehensive income are as follows for the period ended December 31 (in millions):

	2005	2004	2003
Net income	$125.5	$105.3	$115.1
Other comprehensive income, net of tax
Foreign currency translation	7.9	18.7	39.2
Unrealized gain (loss) on interest rate swaps	0.6	(0.1)	–

Comprehensive income	$134.0	$123.9	$154.3

The composition of "Accumulated other comprehensive income" at December 31, 2005 and 2004 is the net unrealized gains or losses on interest rate swaps of $0.5 million and ($0.1) million and foreign currency translation adjustments of $50.1 million and $42.2 million, respectively.

Note 17 – Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires reporting of segment information that is consistent with the manner in which management operates and views the Company. The Company's operations are grouped into four operating segments: U.S. used vehicle auctions, Canada used vehicle auctions, Impact salvage auctions and AFC. As permitted by SFAS 131, the Company aggregates its four operating segments into two reportable business segments: auction and related services ("ARS") and dealer financing. These reportable segments offer different services and are managed separately based on the fundamental differences in their operations.

The Company's U.S. used vehicle auctions, Canada used vehicle auctions and Impact salvage auctions are included in the auction and related services segment. Each of the operating segments within the ARS reportable segment have similar economic characteristics. ARS relates to used vehicle and total loss vehicle remarketing, whether it be auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain. The ARS operating segments transfer employees, share common customers, including used vehicle dealers, and in some cases operate out of the same auction site.

AFC comprises the dealer financing segment and is primarily engaged in the business of providing short-term, inventory-secured financing to independent, used vehicle dealers. AFC conducts business primarily at wholesale vehicle auctions in the U.S. and Canada.

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

Financial information regarding the Company's reportable segments is set forth below for the years ended December 31 (in millions):

2005	Auction and Related Services	Dealer Financing	Holding Company	Consolidated

Operating revenues	$842.8	$126.0	$–	$968.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	448.3	25.2	–	473.5
Selling, general and administrative	185.9	21.4	19.8	227.1
Depreciation and amortization	36.0	4.1	0.7	40.8

Total operating expenses	670.2	50.7	20.5	741.4

Operating profit	172.6	75.3	(20.5)	227.4
Interest expense	4.7	–	26.5	31.2
Other income, net	(4.6)	(0.7)	(3.3)	(8.6)
Loss on extinguishment of debt	–	–	2.9	2.9

Income from continuing operations before income taxes	172.5	76.0	(46.6)	201.9
Income taxes	64.0	29.6	(17.8)	75.8

Income from continuing operations	$108.5	$46.4	$(28.8)	$126.1

Assets	$1,579.0	$324.2	$42.3	$1,945.5

Capital expenditures	$53.7	$1.6	$–	$55.3

2004

Operating revenues	$808.9	$116.6	$–	$925.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	431.0	23.4	–	454.4
Selling, general and administrative	184.8	20.6	16.8	222.2
Depreciation and amortization	31.1	4.7	0.1	35.9

Total operating expenses	646.9	48.7	16.9	712.5

Operating profit	162.0	67.9	(16.9)	213.0
Interest expense	12.9	–	12.5	25.4
Other income, net	(3.2)	(0.1)	(1.2)	(4.5)
Loss on extinguishment of debt	–	–	14.0	14.0

Income from continuing operations before income taxes	152.3	68.0	(42.2)	178.1
Income taxes	58.4	27.2	(16.5)	69.1

Income from continuing operations	$93.9	$40.8	$(25.7)	$109.0

Assets	$1,452.7	$302.5	$159.8	$1,915.0

Capital expenditures	$29.4	$1.8	$–	$31.2

2003	Auction and Related Services	Dealer Financing	Holding Company	Consolidated

Operating revenues	$800.2	$104.3	$–	$904.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	446.4	25.3	–	471.7
Selling, general and administrative	181.6	14.9	–	196.5
Depreciation and amortization	30.3	4.7	–	35.0

Total operating expenses	658.3	44.9	–	703.2

Operating profit	141.9	59.4	–	201.3
Interest expense	15.7	0.3	–	16.0
Other income, net	(2.8)	–	–	(2.8)

Income from continuing operations before income taxes	129.0	59.1	–	188.1
Income taxes	51.4	22.8	–	74.2

Income from continuing operations	$77.6	$36.3	$–	$113.9

Assets	$1,368.5	$288.3	$–	$1,656.8

Capital expenditures	$23.4	$3.4	$–	$26.8

Geographic Information

Most of the Company's operations outside the U.S. are in Canada. Information regarding the geographic areas of the Company's operations is set forth below (in millions):

	2005	2004	2003
Operating revenues
U.S.	$778.4	$757.1	$736.0
Foreign	190.4	168.4	168.5

	$968.8	$925.5	$904.5

Long-lived assets
U.S.	$1,017.1	$985.8
Foreign	167.3	158.6

	$1,184.4	$1,144.4

The Company does not have any major customers as defined by SFAS 131.

Note 18 – Dividends

In 2005, the Company paid a quarterly dividend of $0.075 per common share for an annual amount of $0.30 per common share. Cash dividends declared per share excludes dividends declared and paid to ALLETE prior to ADESA becoming an independent public company. ADESA paid a $17.5 million dividend to ALLETE, the sole holder of record of the Company's common stock, through a wholly owned subsidiary, on March 31, 2004. ADESA also paid a $100 million dividend to ALLETE on May 25, 2004, in the form of an intercompany note.

On February 8, 2006, the Company's board of directors declared a first quarter dividend of $0.075 per common share payable March 15, 2006, to stockholders of record on February 21, 2006.

Note 19 – Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company currently matches 100 percent of the amounts contributed by each individual participant up to 3 percent of the participant's compensation and 50 percent of the amounts contributed between 3 percent and 5 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. During 2005, 2004 and 2003, the Company contributed $4.6 million, $5.1 million and $4.8 million.

Note 20 – Transactions with Former Parent

Prior to September 20, 2004, the former parent of the Company provided certain services, including accounting, treasury, tax, legal, public affairs, executive oversight, human resources, as well as other corporate services. The Company's financial statements include allocations by ALLETE for its costs related to such services provided to ADESA. These cost allocations have been determined on a proportionate cost basis that both the Company and ALLETE considered to be reasonable reflections of the cost of services provided by ALLETE. These services accounted for approximately $2.2 million of expense for the period January 1 through September 20, 2004, and $3.3 million for the year ended December 31, 2003. In addition, the Company paid ALLETE approximately $0.5 million in the fourth quarter 2004 for services provided by the former parent.

In connection with the initial public offering, ALLETE and the Company delivered agreements governing various interim and ongoing relationships. These agreements included a master separation agreement, a tax sharing agreement, an employee and director matters agreement and a joint aircraft ownership and management agreement.

The Company and ALLETE entered into a tax sharing agreement, effective on the date of the spin-off, which governs ALLETE's and the Company's respective rights, responsibilities and obligations after the spin-off with respect to taxes. Under the tax sharing agreement, the Company will indemnify ALLETE for tax liabilities that are allocated to the Company for periods prior to the spin-off. The amount of taxes allocated to ADESA for such periods is the amount that the Company and its subsidiaries would have been required to pay under the previous agreements in place with ALLETE, determined in accordance with past practice.

The Company has agreed in this tax sharing agreement that the Company will indemnify ALLETE for any taxes arising out of the failure of the spin-off to qualify as tax-free distribution to ALLETE and the ALLETE shareholders as a result of the Company's actions or inaction, and 50 percent of any such taxes that do not result from the actions or inaction of either the Company or ALLETE. The Company will share with ALLETE the right to control the disposition of any audits, litigation or other controversies with any taxing authorities regarding such taxes.

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

The Company entered into a joint aircraft ownership and management agreement with ALLETE that allocates use of and responsibilities with regard to the two aircraft previously owned by ALLETE. Subsequent to the spin-off, ALLETE contributed 70 percent ownership interest in the aircraft to the Company. ALLETE continues to undertake the duties of managing and scheduling the aircraft in exchange for a management fee equal to 3.5 percent of the total operating costs and expenses associated with the aircraft from the preceding quarter. The agreement will terminate upon withdrawal of one of the owners or the loss of one or both of the aircraft. Each owner will be entitled to 100 percent ownership interest in, and title to, one of the aircraft upon termination of the agreement.

Total non-cash capital contributions from ALLETE were $6.2 million and $3.2 million for the years ended December 31, 2004 and 2003. The amount contributed from ALLETE in 2004 includes the 70 percent ownership interest in two aircraft previously owned by ALLETE.

Note 21 – Commitments and Contingencies

The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" and "Other liabilities" at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company's operating results in that period. Legal fees are expensed as incurred.

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in "Other accrued expenses" and "Other liabilities" were $3.1 million and $4.8 million at December 31, 2005 and December 31, 2004. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

ADESA Importation Services, Inc. litigation

In January, 2002, Johnny Cooper ("Cooper"), a former manager of ADESA Importation Services, Inc. ("AIS"), a wholly owned subsidiary of the Company, filed suit against the Company and AIS (collectively "ADESA") in the Circuit Court of the State of Michigan, County of Genesee, Case No. 02-72517-CK, alleging breach of contract and breach of other oral agreements related to AIS's purchase of International Vehicle Importers, Inc. in December 2000. Cooper was the controlling shareholder who sold the business to AIS in 2000. AIS filed a counterclaim against Cooper including allegations of breach of contract, breach of fiduciary duty and fraud. Pursuant to Michigan law, the case was originally evaluated by an independent three attorney panel which awarded Cooper damages of $153,000 for his claims and awarded ADESA damages of $225,000 for its counterclaims. Cooper rejected the panel's decision resulting in a jury trial. In June 2004, the jury awarded Cooper damages of $5.8 million related to the allegation that ADESA breached oral agreements to provide funding to AIS. The jury also found in favor of ADESA on three of its counterclaims including breach of contract, breach of fiduciary duty and fraud and awarded ADESA $69,000. In July 2004, the Genesee County Circuit Court entered judgment for Cooper in the amount of $6,373,812, netting the amount of the damages and awarding the plaintiff prejudgment interest. In October 2004, the Genesee County Circuit Court denied post-judgment motions made by ADESA for a new trial and/or reduction in the damages. In November 2004, the Company filed a Claim of Appeal with the Michigan Court of Appeals. The parties have submitted their respective appellate briefs to the Michigan Court of Appeals and oral argument on the appeal is scheduled for April 11, 2006.

In December 2005, the company filed a motion for peremptory reversal requesting the Michigan Court of Appeals to reverse the judgment on the grounds that Cooper's oral side agreement claim is barred, as a matter of law, by the merger provisions of the asset purchase agreement that was entered into in 2000 in connection with the sale of the business to AIS. The Court of Appeals has not ruled on the motion for peremptory reversal.

The Company discontinued the operations of AIS, its vehicle importation business, in February 2003. At December 31, 2005, the Company has an accrual totaling $6.8 million ($5.8 million award plus accrued interest of $1.0 million) as a result of the jury trial verdict.

SEC Informal Inquiry

In December 2003, the staff of the SEC initiated an informal inquiry relating to ALLETE's internal audit function and the internal financial reporting of ALLETE (ADESA's former parent), ADESA, AFC, a wholly owned subsidiary of ADESA, and the loan loss methodology at AFC. ALLETE and the Company fully and voluntarily cooperated with the informal inquiry and sent a response to the SEC in February 2004.

Management believes that the Company has acted appropriately and that this inquiry will not result in action that has a material adverse impact on the Company or its reported results of operations. The Company has had no further inquiries or correspondence with the SEC since the first quarter of 2004.

ADESA Impact Taunton facility

In December 2003, the Massachusetts Department of Environmental Protection (MADEP) identified the Company as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage auction facility operated by the Company. The wells had elevated levels of methyl tertiary butyl ether (MTBE). MTBE is a chemical compound added to gasoline to reduce environmental emissions. In 2005, the EPA preliminarily identified MTBE as a "likely" carcinogen.

The Company engaged GeoInsight, Inc. an environmental services firm, to conduct tests of the soil, groundwater and ambient air on and adjacent to the Company's salvage auction site. The results of the soil and water tests indicated levels of MTBE exceeding MADEP standards with respect to certain residential properties. In response to the empirical findings, the Company, with the approval of the MADEP, installed granular activated carbon filtration systems in 33 residences that may be impacted by MTBE.

In January 2004, the Company submitted an immediate response action plan (IRA) to the MADEP describing the initial activities the Company performed, and the additional measures that the Company used to further assess the existence of any imminent hazard to human health. In addition, as required by the MADEP, the Company has conducted an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells. Based on the analyses conducted, the Company has advised the MADEP that it believes that an imminent hazard condition does not exist. The Company is submitting periodic status updates to the MADEP.

The salvage auction facility was acquired from Auto Placement Center, Inc. in 2001. Although the primary releases of gasoline and MTBE may have preceded the Company's acquisition of the Taunton salvage site, the Company voluntarily agreed to several remediation measures including the construction of a municipal waterline to serve the residents of the area. The construction of the waterline was completed in the first quarter of 2005. In the second quarter of 2005, the Company entered into a settlement agreement with its environmental insurance carrier with respect to certain coverage matters which were in dispute relating to the Taunton site. The payment that was made to the Company under the settlement agreement was not material to the Company's results of operations or financial condition. The Company has released its insurance carrier from any further claims with respect to environmental conditions at the Taunton site.

In June 2005, 64 residents of Taunton, Massachusetts filed two separate lawsuits against ADESA Impact in Massachusetts Superior Court, Bristol Division (Civil Action No.2005-00640 and Civil Action No. 2005-00641). The complaints seek approximately $5.7 million in damages for ADESA's alleged negligence, trespass, and creation of a public nuisance arising from elevated gasoline and contaminants of MTBE in the ground water and water wells of the plaintiffs which plaintiffs contend resulted from an above ground gasoline storage tank leak or spill at the Company's Taunton salvage auction. In particular, plaintiffs are seeking damages for: (1) diminution in the appraised value of their respective residences, (2) well contamination, (3) damage to and loss of use of their property, (4) pain and suffering and (5) reimbursement of certain expenses incurred as a result of the MTBE release.

ADESA Impact filed a Notice of Removal with respect to both actions with the United States District Court for the District of Massachusetts removing both of the cases pending in the Bristol County Superior Court of the Commonwealth of Massachusetts to the U.S. District Court (Civil Actions No. 05-11493 and 05-11494). In August 2005, Automotive Recovery Services, Inc. d/b/a ADESA Impact

filed answers, including defenses, to the pending actions. Although there is the potential for an adverse judgment given the risk and uncertainties of litigation, in the event of an adverse decision, the Company does not believe that it would have a material adverse effect on its consolidated financial condition or liquidity but could possibly be material to its consolidated results of operations in any one accounting period. The Company intends to vigorously defend itself against the claims of the plaintiffs.

The Company has a remaining accrual of $1.0 million at December 31, 2005 with respect to the Taunton matter which includes ongoing filtration and monitoring costs. This amount is included in the $3.1 million liability accrued for environmental matters at December 31, 2005.

Hallett Entities

Sean Hallett, the son of James Hallett, a former Executive Vice President of ADESA, and wholesale vehicle businesses which Sean Hallett owns or controls are in default on obligations owed to AFC totaling $1.7 million at December 31, 2005. The amounts owed relate to three separate lines of credit with AFC and an outstanding loan. The lines of credit, totaling $0.4 million, which are secured with a perfected blanket security interest in the assets of the wholesale vehicle businesses have been closed. The loan is cross-collateralized with one of the credit lines and is secured by certain unencumbered personal property valued between $0.3 million and $0.5 million. Based on an assessment of recoverability, the Company recorded provisions for credit losses totaling $1.3 million in 2004 leaving AFC with a net receivable position of $0.4 million at December 31, 2005 and December 31, 2004.

In November 2004, AFC and Automotive Finance Canada, Inc. ("AFCI") initiated legal action and filed a statement of claim in the Ontario Superior Court of Justice in November 2004 alleging that Sean Hallett and his related companies (the "Hallett Entities") had defaulted on their outstanding obligations to AFC and AFCI (Ontario Superior Court of Justice; Case File No. 04-CV-278564CM2). In December 2004, the Hallett Entities filed their statement of defense and counterclaim against AFC, AFCI, ADESA, Inc., ADESA Canada and ADESA Auctions Canada (collectively the "AFC Entities") stating that the Hallett Entities had satisfied their debts to the AFC Entities and alleging that the AFC Entities owed approximately $6 million to Hallett in compensatory and punitive damages.

In February 2005, the AFC Entities filed their reply and defense to counterclaim denying the claims made by the Hallett Entities and reaffirming the allegations made in the Statement of Claim, and the Hallett Entities filed a reply to defense to counterclaim denying the allegations in the AFC Entities' reply and defense to counterclaim and reaffirming the claims and allegations in their statement of defense and counterclaim. The litigation is currently in discovery.

Auction Management Solutions, Inc.

In March 2005, Auction Management Solutions, Inc. ("AMS") filed a lawsuit against ADESA, Inc. in U.S. District Court for the Northern District of Georgia, Atlanta Division (Civil Action No. 05 CV 0638), alleging infringement of U.S. Patent No. 6,813,612 (the "'612 Patent") which was issued November 2, 2004 and pertains to an audio/video system for streaming instantaneous and buffer free data to and from a live auction site. The AMS complaint was served upon ADESA in July 2005. The complaint seeks unspecified damages and injunctive relief. The Company filed its answer, including its defenses, to the complaint in August 2005. The Company continues to vigorously defend itself against the infringement allegations. The litigation is currently in discovery.

In related litigation, AMS also filed a lawsuit against Manheim Auctions, Inc. ("Manheim"), Live Global Communications USA Inc. and Live Global Bid, Inc. (collectively "LGB") in U.S. District Court for the Northern District of Georgia, Atlanta Division (Civil Action 05 CV 0639), alleging infringement of the `612 Patent and other causes of action against Manheim. The Company licenses technology used in its LiveBlock Internet auction application from LGB. The complaint seeks unspecified damages and injunctive relief. In May 2005, AMS withdrew its request for a preliminary injunction against Manheim and LGB. In June 2005, Manheim filed a counterclaim against AMS alleging infringement of U.S. Patent No. 5,774,873 related to online motor vehicle auction systems. This litigation has been consolidated with the AMS lawsuit against the Company during the discovery phase. No trial date has been set.

Although ADESA believes it has substantial defenses to the AMS claims, there is the potential for an adverse judgment given the risk and uncertainty inherent in litigation. In the event of an adverse decision, ADESA does not believe that it would have a material adverse effect on its consolidated financial condition or liquidity but could possibly be material to its consolidated results of operations.

KASP, Inc.

In July 2005, the plaintiff, KASP, Inc., which is in the business of automobile auctions in Lexington, Kentucky, filed a lawsuit in the United States District Court for the Eastern District of Kentucky, London Division (Civil Action No. 05-394), alleging that ADESA, Inc., ADESA Lexington, LLC and ALLETE, Inc. (the "Defendants") violated antitrust laws by reducing fees in exchange for agreements from customers to refrain from doing business with the plaintiff. In particular, plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act and Chapter 367 of the State of Kentucky Revised Statutes and tortuous interference. In September 2005, the Defendants filed a joint motion to dismiss the complaint on the grounds that it did not state a valid claim under federal or state law. In October 2005, plaintiff filed an amended complaint outlining its allegations with more specificity. In December 2005, the Defendants filed a motion to dismiss plaintiff's amended complaint contending that plaintiff's Sherman and Clayton Act claims fail to make actionable allegations of conspiracy, monopolization or exclusive dealing, and that plaintiff's Kentucky antitrust claim fails for lack of standing. In January 2006, plaintiff filed a motion in opposition to defendants' motion to dismiss.

In February 2006, the Court issued an Order: (1) dismissing ALLETE, Inc. as a party to the action; (2) granting defendants' motion for summary judgment with respect to plaintiff's claims under Section 3 of the Clayton Act; and (3) denying defendants' motion for summary judgment with respect to all other counts. The Company intends to vigorously defend itself against the allegations made by the plaintiff. The Company filed its answer, including affirmative defenses, to the complaint in March 2006. The Court has set a discovery date deadline of February 1, 2007.

Note 22 – Quarterly Financial Data (Unaudited)

Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2005 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31

Operating revenues	$242.7	$246.5	$241.0	$238.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	114.5	115.1	116.8	127.1
Selling, general, and administrative expenses	54.8	56.1	57.5	58.7
Depreciation and amortization	9.2	10.0	10.8	10.8

Total operating expenses	178.5	181.2	185.1	196.6

Operating profit	64.2	65.3	55.9	42.0
Interest expense	8.1	8.5	7.4	7.2
Other income, net	(1.5)	(2.3)	(2.5)	(2.3)
Loss on extinguishment of debt	–	–	2.9	–

Income from continuing operations, before income taxes	57.6	59.1	48.1	37.1
Income taxes	22.5	23.0	16.5	13.8

Income from continuing operations	35.1	36.1	31.6	23.3
Discontinued operations	(0.1)	(0.2)	(0.1)	(0.2)

Net income	$35.0	$35.9	$31.5	$23.1

Basic earnings per share of common stock (Notes 3 and 7)
Continuing operations	$0.39	$0.40	$0.35	$0.26
Discontinued operations	–	–	–	–

	$0.39	$0.40	$0.35	$0.26

Diluted earnings per share of common stock (Notes 3 and 7)
Continuing operations	$0.38	$0.40	$0.35	$0.26
Discontinued operations	–	–	–	–

	$0.38	$0.40	$0.35	$0.26

2004 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31

Operating revenues	$245.6	$229.5	$227.0	$223.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	119.9	110.0	109.6	114.9
Selling, general, and administrative expenses	58.7	53.3	52.6	57.6
Depreciation and amortization	9.2	8.8	8.5	9.4

Total operating expenses	187.8	172.1	170.7	181.9

Operating profit	57.8	57.4	56.3	41.5
Interest expense	4.0	4.7	8.7	8.0
Other income, net	(0.8)	(0.6)	(1.8)	(1.3)
Loss on extinguishment of debt	–	–	14.0	–

Income from continuing operations, before income taxes	54.6	53.3	35.4	34.8
Income taxes	21.5	20.9	13.9	12.8

Income from continuing operations	33.1	32.4	21.5	22.0
Discontinued operations	0.2	(3.8)	–	(0.1)
Net income	$33.3	$28.6	$21.5	$21.9

Basic and diluted earnings per share of common stock (Notes 3 and 7)
Continuing operations	$0.37	$0.36	$0.23	$0.24
Discontinued operations	0.01	(0.04)	–	–

	$0.38	$0.32	$0.23	$0.24

All quarterly financial information is restated to reflect the operations of ComSearch, Inc. as discontinued operations. The operations of ComSearch were discontinued in the third quarter of 2005; as such, the following restatements are reflected in the first and second quarters of 2005 and 2004 to reflect ComSearch as discontinued operations:

  •
  Operating revenues were reduced by $1.3 million and $1.2 million in the first and second quarters of 2005 and by $1.7 million and $1.5 million in the first and second quarters of 2004.

  •
  Operating expenses were reduced by $1.4 million and $1.3 million in the first and second quarters of 2005 and by $1.4 million and $1.2 million in the first and second quarters of 2004.

  •
  Operating profits increased by $0.1 million in the first and second quarters of 2005 and decreased by $0.3 million in the first and second quarters of 2004.

  •
  Income from continuing operations, net of tax, increased $0.1 million in the first and second quarters of 2005 and decreased $0.2 million in the first and second quarters of 2004.

The sum of the quarterly per share amounts may not equal the annual amounts reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other potential dilutive common shares.

Note 23 – Subsequent Events

In February 2006, AFC acquired a 15 percent interest in Finance Express, LLC, a company which operates an online auto finance platform specifically designed for independent used vehicle dealers. The investment was designed to both complement AFC's core business and provide the Company with new revenue streams.

In February 2006, the Company completed the purchase of certain assets of the N.E. Penn Salvage Company, an independently owned salvage auction in northeast Pennsylvania. The assets include the accounts receivables, operating equipment and all customer relationships related to the auctions. In addition, the Company has operating lease obligations related to the facility through 2016. Initial annual lease payments for the facilities total approximately $0.1 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. The purchase price allocation will be completed in the Company's first quarter ending March 31, 2005. Financial results for this acquisition will be included in the Company's consolidated financial statements from the date of acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management's report on the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related report of PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, are included in Item 8, Financial Statements and Supplementary Data under the headings Management's Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is included in the Company's proxy statement for its 2006 annual meeting of stockholders to be held on May 17, 2006, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is included in the Company's proxy statement for its 2006 annual meeting of stockholders to be held on May 17, 2006, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included in the Company's proxy statement for its 2006 annual meeting of stockholders to be held on May 17, 2006, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is included in the Company's proxy statement for its 2006 annual meeting of stockholders to be held on May 17, 2006, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is included in the Company's proxy statement for its 2006 annual meeting of stockholders to be held on May 17, 2006, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  (a)
  The following documents have been filed as part of this report or, where noted, incorporated by reference:

  1)
  Financial Statements
  The consolidated financial statements of ADESA, Inc. and its consolidated subsidiaries are filed as part of this report under Item 8.

  2)
  Financial Statement Schedules
  The following consolidated financial statement schedule is required to be filed by Item 8 of this form:

    Schedule II Valuation and Qualifying Accounts
     (In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	(1) Deductions	Balance at End of Period
Year Ended December 31, 2003
Allowance for doubtful accounts	$6.0	$3.7	$(2.7)	$7.0
Allowance for credit losses	6.6	(0.7)	(1.3)	4.6
Accrual for estimated losses on receivables sold	6.1	0.8	–	6.9

Totals	$18.7	$3.8	$(4.0)	$18.5

Year Ended December 31, 2004
Allowance for doubtful accounts	$7.0	$3.0	$(2.5)	$7.5
Allowance for credit losses	4.6	1.2	(1.9)	3.9
Accrual for estimated losses on receivables sold	6.9	(1.7)	–	5.2

Totals	$18.5	$2.5	$(4.4)	$16.6

Year Ended December 31, 2005
Allowance for doubtful accounts	$7.5	$1.2	$(4.8)	$3.9
Allowance for credit losses	3.9	–	(1.5)	2.4
Accrual for estimated losses on receivables sold	5.2	(2.3)	–	2.9

Totals	$16.6	$(1.1)	$(6.3)	$9.2

(1)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 15, 2006, on its behalf by the undersigned, thereto duly authorized.

ADESA, Inc.
By:	/s/ David G. Gartzke David G. Gartzke, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2006, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ David G. Gartzke David G. Gartzke	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Cameron C. Hitchcock Cameron C. Hitchcock	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Scott A. Anderson Scott A. Anderson	Controller (Principal Accounting Officer)
/s/ Wynn V. Bussmann Wynn V. Bussmann	Director
/s/ Thomas L. Cunningham Thomas L. Cunningham	Director
/s/ Dennis O. Green Dennis O. Green	Director
/s/ Angel Rodolfo Sales Angel Rodolfo Sales	Director
Nick Smith	Director
/s/ Donald C. Wegmiller Donald C. Wegmiller	Director
/s/ Deborah L. Weinstein Deborah L. Weinstein	Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of ADESA, Inc., dated May 20, 2004.	S-1	333-113499	3.1	5/26/04
3.2	By-Laws of ADESA, Inc.	S-1	333-113499	3.2	5/26/04
3.3	Certificate of Merger of ADESA Corporation with and into ADESA, Inc., dated May 24, 2004.	S-1	333-113499	3.3	5/26/04
4.1	Specimen Certificate of Common Stock.	S-1	333-113499	4.1	5/26/04
4.2	Indenture, dated June 21, 2004 between ADESA, Inc. and LaSalle Bank National Association, as trustee.	10-Q	001-32198	4.2	8/6/04
4.3	Form of Senior Subordinated Note (included in Exhibit 4.2).	10-Q	001-32198	4.2	8/6/04
10.1	Master Separation Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.	10-Q	001-32198	10.1	8/6/04
10.2	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.	10-Q	001-32198	10.2	8/6/04
10.3	Joint Aircraft Ownership and Management Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.	10-Q	001-32198	10.3	8/6/04
10.4	Employee and Director Matters Agreement between ALLETE, Inc. and ADESA, Inc., dated June 15, 2004.	10-Q	001-32198	10.4	8/6/04
10.6	Second Amended and Restated Receivables Purchase Agreement, dated June 15, 2004 among AFC Funding Corporation as Seller, Automotive Finance Corporation as Servicer, Fairway Finance Company, LLC and such other entities from time to time as may become Purchasers thereunder, Harris Nesbitt Corp., as the Initial Agent and as Purchaser Agent for Fairway Finance Company, LLC and XL Capital Assurance Inc., as Insurer.**	10-Q	001-32198	10.6	8/6/04
10.7	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement between AFC Funding Corporation and Automotive Finance Corporation, dated June 15, 2004.	10-Q	001-32198	10.7	8/6/04
10.8	Amendment No. 1 to the Second Amended and Restated Receivables Purchase Agreement between AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Harris Nesbitt Corp., and XL Capital Assurance Inc., dated October 4, 2004.	8-K	001-32198	99.1	10/14/04
10.9	Trust Indenture between Development Authority of Fulton County and Sun Trust Bank, as Trustee, dated as of December 1, 2002.	S-1	333-113499	10.9	3/11/04

10.10	Bond Purchase Agreement, dated December 1, 2002, for the Development Authority of Fulton County Taxable Economic Development Revenue Bonds (ADESA Atlanta, LLC Project) Series 2002.	S-1	333-113499	10.9	3/11/04
10.11	Lease Agreement between Development Authority of Fulton County and ADESA Atlanta, LLC, dated as of December 1, 2002.	S-1	333-113499	10.10	3/11/04
10.14	International Swap Dealers Association, Inc. Master Agreement, dated June 21, 2004, Bank of America, N.A. and ADESA, Inc.	10-Q	001-32198	10.8	8/6/04
10.15	ADESA, Inc. 2004 Equity and Incentive Plan.*	S-1	333-113499	10.14	5/26/04
10.16	ADESA, Inc. Director Compensation Plan.*	S-1	333-113499	10.15	5/26/04
10.17	ADESA, Inc. Director Compensation Deferral Plan.*	S-1	333-113499	10.15	5/26/04
10.18	ADESA, Inc. Employee Stock Purchase Plan.	10-K	001-32198	10.18	3/29/05
10.19	ADESA, Inc. 2005 Supplemental Executive Retirement Plan.*	S-8	001-32198	4.1	5/19/05
10.20	Acceleration of Stock Option Vesting*	10-K	001-32198	10.20	3/29/05
10.23	Supplementary Retirement Plan for Designated Employees of ADESA Canada Inc. and its subsidiary and associated companies.*	10-Q	001-32198	10.24	8/6/04
10.24	Amended and Restated Purchase and Sale Agreement dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	10-K	001-32198	10.24	3/29/05
10.25	Retention and Severance Agreement by and between ADESA Corporation and Cameron C. Hitchcock, dated January 5, 2004.*	S-1	333-113499	10.9	3/11/04
10.26	Retention and Severance Agreement by and between ADESA, Inc. and George J. Lawrence, dated September 7, 2004.*					X
10.31	Executive Restricted Stock Unit Awards, Annual Management Incentive Plan Bonus Targets and Compensation* and Long-Term Management Incentive Program Bonus Targets	8-K	001-32198	N/A	2/14/06
10.32	Compensation Package for Non-Management Directors*	8-K	001-32198	N/A	5/23/05
10.34	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Harris Nesbitt Corp. and XL Capital Assurance Inc., dated July 8, 2005.**	10-Q	001-32198	10.34	11/9/05

10.35	Amended and Restated Credit Agreement, dated as of July 25, 2005, by and among ADESA, Inc., the guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A., as Documentation Agents, Harris, N.A. and SunTrust Bank, as Syndication Agents, U.S. Bank National Association and LaSalle Bank National Association, as Managing Agents, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Collateral Agent	8-K	001-32198	99.1	7/29/05
10.36	Amended and Restated Pledge Agreement, dated as of July 25, 2005, by and among ADESA, Inc., the guarantors party thereto and Bank of America, N.A.	8-K	001-32198	99.2	7/29/05
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of David G. Gartzke					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Cameron C. Hitchcock					X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of David G. Gartzke					X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Cameron C. Hitchcock					X
*	Management contract or compensation plan or arrangement
**
Portions of this exhibit have been redacted and are subject to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

QuickLinks

Index
  PART I
  Item 1. Business
  Item 1a. Risk Factors
  Item 1b. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ADESA Common Stock Repurchases(1)
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
Index to Financial Statements
Management's Report to Stockholders
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
  Note 4 – Acquisitions
  Note 5 – Discontinued Operations
  Note 6 – Stock Plans
ADESA, Inc. Notes to Consolidated Financial Statements
ADESA, Inc. Notes to Consolidated Financial Statements
ADESA, Inc. Notes to Consolidated Financial Statements
  Note 16 – Comprehensive Income
  Note 17 – Segment Information
  Note 18 – Dividends
  Note 19 – Employee Benefit Plan
  Note 20 – Transactions with Former Parent
  Note 21 – Commitments and Contingencies
  Note 22 – Quarterly Financial Data (Unaudited)
  Note 23 – Subsequent Events
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls and Procedures
  Item 9b. Other Information
  PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
  PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX