Form 10-Q
period 2006-03-31
ADESA INC
filed 2006-05-10
CIK 1281949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of common stock outstanding as of April 30, 2006:

Class	Number of Shares Outstanding
Common	89,860,569

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

ADESA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating revenues
Auction and related services	$250.4	$213.7
Dealer financing	35.2	29.0
Total operating revenues	285.6	242.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	144.2	114.5
Selling, general and administrative	66.9	54.8
Depreciation and amortization	10.8	9.2
Total operating expenses	221.9	178.5
Operating profit	63.7	64.2
Interest expense	7.0	8.1
Other income, net	(1.7)	(1.5)
Income from continuing operations before income taxes	58.4	57.6
Income taxes	22.1	22.5
Income from continuing operations	36.3	35.1
(Loss) income from discontinued operations, net of income taxes	—	(0.1)
Net income	$36.3	$35.0
Earnings per share—basic
Income from continuing operations	$0.40	$0.39
(Loss) income from discontinued operations, net of income taxes	—	—
Net income	$0.40	$0.39
Earnings per share—diluted
Income from continuing operations	$0.40	$0.38
(Loss) income from discontinued operations, net of income taxes	—	—
Net income	$0.40	$0.38
Dividends declared per common share (Note 11)	$0.075	$0.075

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$238.4	$240.2
Restricted cash	7.1	5.7
Trade receivables, net of allowances of $4.5 (2006) and $3.9 (2005)	274.8	188.6
Finance receivables, net of allowances of $3.2 (2006) and $2.4 (2005)	241.7	196.7
Retained interests in finance receivables sold	65.8	56.8
Deferred income taxes	20.0	21.6
Other current assets	17.8	14.5
Total current assets	865.6	724.1
Other assets
Goodwill	543.2	532.6
Other intangible assets, net of accumulated amortization of $31.9 (2006) and $29.8 (2005)	46.6	42.0
Other assets	65.7	50.9
Total other assets	655.5	625.5
Property and equipment, net of accumulated depreciation of $162.9 (2006) and $155.2 (2005)	600.7	595.9
Total assets	$2,121.8	$1,945.5

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$415.5	$270.3
Accrued employee benefits and compensation expenses	34.5	35.0
Other accrued expenses	40.7	36.7
Income taxes payable	3.4	3.3
Current maturities of long-term debt	70.0	70.0
Current liabilities of discontinued operations	6.9	6.8
Total current liabilities	571.0	422.1
Non-current liabilities
Long-term debt	355.0	362.5
Deferred tax liabilities	62.6	63.6
Other liabilities	7.8	7.4
Total non-current liabilities	425.4	433.5
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 50,000,000 Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 500,000,000 Issued shares: 94,868,104 (2006 and 2005)	1.0	1.0
Additional paid-in capital	670.0	668.3
Retained earnings	510.3	480.7
Treasury stock, at cost:
Shares: 5,029,663 (2006) 5,275,585 (2005)	(105.6)	(110.7)
Accumulated other comprehensive income	49.7	50.6
Total stockholders’ equity	1,125.4	1,089.9
Total liabilities and stockholders’ equity	$2,121.8	$1,945.5

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statement of Stockholders’ Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2005	94.9	$1.0	$668.3	$480.7	($110.7)	$50.6	$1,089.9
Comprehensive income:
Net income				36.3			36.3
Other comprehensive income, net of tax:
Foreign currency translation						(1.1)
Unrealized gain on interest rate swaps						0.2
Other comprehensive income							(0.9)
Comprehensive income							35.4
Cash dividends paid to stockholders				(6.7)			(6.7)
Issuance of common stock under stock plans			0.3		5.1		5.4
Stock based compensation expense			1.4				1.4
Balance at March 31, 2006 (unaudited)	94.9	$1.0	$670.0	$510.3	($105.6)	$49.7	$1,125.4

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$36.3	$35.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.8	9.2
Bad debt expense	1.8	1.7
Deferred income taxes	1.0	0.5
Stock-based compensation expense	1.8	0.4
Other non-cash, net	0.7	1.5
	52.4	48.3
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	(24.1)	(33.3)
Retained interests in finance receivables sold	(9.0)	(4.3)
Trade receivables and other assets	(87.8)	(126.9)
Accounts payable and accrued expenses	70.7	118.6
Net cash provided by operating activities	2.2	2.4
Investing activities
Net increase in finance receivables held for investment	(23.2)	(10.6)
Acquisition of businesses, net of cash acquired	(29.7)	—
Purchases of property, equipment and computer software	(6.2)	(20.0)
Purchase of other intangibles	(0.2)	—
Proceeds from the sale of property, equipment and computer software	—	0.1
Purchase of investments	(12.5)	—
Transfer to restricted cash	(1.4)	—
Net cash used by investing activities	(73.2)	(30.5)
Financing activities
Net increase in book overdrafts	77.9	75.4
Payments on long-term debt	(7.5)	(9.3)
Issuance of common stock under stock plans	5.4	5.9
Dividends paid to stockholders	(6.7)	(6.9)
Repurchase of common stock	—	(4.7)
Net cash provided by financing activities	69.1	60.4
Effect of exchange rate changes on cash	0.1	(0.2)
Net (decrease) increase in cash and cash equivalents	(1.8)	32.1
Cash and cash equivalents at beginning of period	240.2	304.5
Cash and cash equivalents at end of period	$238.4	$336.6

See notes to consolidated financial statements

ADESA, Inc.
Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results from interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary (consisting of normal recurring accruals) for a fair statement of the Company’s financial results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A listing of the Company’s critical accounting estimates is described in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in Part II, Item 7, Note 3 and elsewhere in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, which includes audited financial statements for the three years ended December 31, 2005.

These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K (Commission file number 001-32198) filed with the Securities and Exchange Commission (“SEC”). The 2005 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by accounting principles generally accepted in the United States of America. As used herein, the terms the “Company” and “ADESA” shall mean ADESA, Inc. and its consolidated subsidiaries. The term “ALLETE” shall mean ADESA’s former parent, ALLETE, Inc. and its consolidated subsidiaries.

ADESA is the second largest used vehicle auction network in North America, based upon the number of used vehicles sold through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. Through its wholly owned subsidiary Automotive Finance Corporation (“AFC”), the Company also provides short-term inventory-secured financing, known as floorplan financing, to used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities.

Included in the results for the three months ended March 31, 2006, is a $2.7 million pretax charge, or $0.02 per diluted share, related to unreconciled balance sheet differences concealed by a former employee at the company’s Kitchener, Ontario, auction facility. The corrections were recorded in “Selling, general and administrative” expenses and decreased net income for the three months ended March 31, 2006 by a total of $1.7 million.

Reclassifications and Revisions

Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation.

ASESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business. In August 2005, ADESA sold ComSearch, Inc. The financial results of the vehicle importation business and ComSearch have been reclassified as discontinued operations for all periods presented.

Revisions Related to Cash Flows from Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”). AFC Funding securitizes a portion of its floorplan receivables using a revolving securitization structure. The securitization agreement allows for the revolving sale of undivided interests in certain eligible finance receivables by AFC Funding Corporation to a bank conduit facility.

Prior to December 31, 2005, ADESA reported an increase or decrease in operating cash flows in the Consolidated Statements of Cash Flows related to the origination and collection of certain finance receivables that were held for investment. This cash flow treatment followed AFC’s principal operating activity, originating and servicing floorplan receivables; however, according to Statement of Financial Accounting Standards (“SFAS”) No. 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, cash receipts and cash payments related to finance receivables held for investment should be classified within investing activities in the Consolidated Statements of Cash Flows. As of March 31, 2006, cash flows related to the origination and collection of finance receivables held for investment were recorded in investing activities in the Consolidated Statements of Cash Flows.

Consequently, to achieve comparable presentation for all periods presented, the net change in finance receivables held for investment in the Consolidated Statements of Cash Flows for the quarter ended March 31, 2005 has been revised. The amounts revised were deemed immaterial to the Company’s prior financial statements. These revisions had no impact on the total “Net (decrease) increase in cash and cash equivalents” on the Consolidated Statements of Cash Flows.

The Company has and will revise its presentation of the cash flows from finance receivables held for investment in its Consolidated Statements of Cash Flows prospectively for the comparable quarterly periods in 2005 when it files its 2006 quarterly reports on Form 10-Q. Prior to December 31, 2005, the cash flows arising in connection with changes in finance receivables held for investment were reported as operating cash flows. These cash flows are now reported as investing cash flows. As a result, operating and investing cash flows for the unaudited interim periods in 2005 have been and will be revised as follows:

	Three Months Ended March 31, 2005		Six Months Ended June 30, 2005		Nine Months Ended September 30, 2005
	Reported	Revised	Reported	Revised	Reported	Revised
Operating cash flow	$(8.1)	$2.4	$14.7	$37.7	$100.5	$105.0
Investing cash flow	$(19.9)	$(30.5)	$(55.6)	$(79.9)	$(64.1)	$(69.3)

The revisions for the three months ended March 31, 2005 and June 30, 2005 also include reclassifications to operating cash flows of insignificant amounts related to presentation of the financial results of the Company’s former vehicle importation business as discontinued operations.

ASESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Assets

Other assets consist of investments held to maturity, debt issuance costs, notes receivable, deposits, cost and equity method investments and other long-term assets. In February 2006, AFC acquired a 15 percent interest in Finance Express, LLC for $12.5 million in cash. Finance Express is a financial software and services company specializing in software for the origination and servicing of motor vehicle retail installment contracts between independent used vehicle dealers and lending institutions. In addition, the Company also receives certain fees from Finance Express for assistance in marketing its software product and services to independent used vehicle dealers. Finance Express qualifies as a variable interest entity (“VIE”) pursuant to Financial Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). The Company is currently not the primary beneficiary of the VIE and its risk of loss is limited, in all material respects, to its investment in Finance Express. The Company’s investment in Finance Express is accounted for using the equity method of accounting and its equity in Finance Express’ earnings or losses is recorded in “Other income, net” in the Consolidated Statements of Income. The Company’s equity in Finance Express’ earnings or losses was not material for the period ended March 31, 2006.

Stock-Based Compensation

Prior to 2006, ADESA applied the intrinsic value method provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based compensation. Accordingly, the Company did not recognize compensation expense for employee stock options that were granted in prior years. However, compensation expense was recognized on other forms of stock-based compensation, including restricted stock units and performance based stock awards. On January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, using the modified prospective application method, and therefore was not required to restate its financial results for prior periods. Under this method, as of January 1, 2006, ADESA will apply the provisions of this statement to new and modified awards, as well as to the nonvested portion of awards granted and outstanding before the Company’s adoption.

The Company’s stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the retirement eligible age and meet certain service requirements with either ADESA and or its former parent, ALLETE, automatically vest when an eligible employee retires from the Company. The Company has previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e., over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123(R), new awards will be subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for converting to the non-substantive vesting period approach. The Company has revised its approach to apply the non-substantive vesting period approach to all new grants after adoption, but will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards. An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, the Company recorded forfeitures when they occurred. Estimating forfeitures did not have a material impact on the determination of compensation expense.

ASESA, Inc.
Notes to Consolidated Financial Statements (Continued)

On March 9, 2005, the board of directors (the “board”) of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have an exercise price of $24. The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA’s initial public offering (“IPO”) in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company’s common stock became exercisable immediately and the Company disclosed incremental pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in the first quarter 2005. The options awarded in conjunction with the IPO to the Company’s named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

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

As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the quarter ended March 31, 2006, were $1.0 million and $0.6 million lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share from continuing operations were $0.01 lower for the quarter ended March 31, 2006 as a result of the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) to be classified as financing cash flows. This change in classification did not have an impact on the Consolidated Statement of Cash Flows in the current period as the excess tax benefits recognized for the three months ended March 31, 2006 were not material.

Prior to the adoption of SFAS 123(R), the Company applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which permitted companies to apply the existing accounting rules under APB Opinion No. 25 and related interpretations. Generally, if the exercise price of options granted under the plan was equal to the market price of the underlying common stock on the grant date, no share-based compensation cost was recognized in net income. As required by SFAS 148, prior to the adoption of SFAS 123(R), pro forma net income and pro forma net income per common share were provided for stock-based awards, as if the fair value recognition provisions of SFAS 123 had been applied.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation in

ASESA, Inc.
Notes to Consolidated Financial Statements (Continued)

fiscal year 2005. The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model and the attribution method. The Black-Scholes option-pricing model does not consider the non-traded nature of employee stock options, the lack of transferability or a vesting period. If the model took these items into consideration, the resulting estimate for fair value of the stock options could be different. In addition, because of the change to the non-substantive vesting period approach, the application of estimated forfeitures, the acceleration of vesting of underwater IPO stock options, the fact that the Company’s options vest over three years and additional option grants are expected to be made subsequent to January 1, 2006, the results of expensing stock-based compensation under SFAS 123(R) may have a materially different effect on net income in future periods than that presented below.

(in millions except per share amounts)	Three Months Ended March 31, 2005
Reported net income	$35.0
Add: stock-based employee compensation included in reported net income, net of tax(1)	0.2
Deduct: total stock-based employee compensation expense, net of tax	(10.1)
Pro forma net income	$25.1
Earnings per share:
Basic—as reported	$0.39
Basic—pro forma	$0.28
Diluted—as reported	$0.38
Diluted—pro forma	$0.28

(1)          Reported amounts include expense associated with restricted stock units and performance share awards.

New Accounting Standards

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. The standard also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company will adopt SFAS 156 on January 1, 2007 and is currently evaluating the impact the adoption of SFAS 156 will have on the consolidated financial statements.

Note 2—Stock-Based Compensation

Equity and Incentive Plan

Certain key employees of the Company and its subsidiaries participate in the ADESA, Inc. 2004 Equity and Incentive Plan (“the Plan”). The maximum number of shares reserved for the grant of awards under the 2004 Equity and Incentive Plan is 8.5 million. There were approximately 2.5 million remaining shares available for grant under the Plan on March 31, 2006. The Plan provides for the grant of incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock

ASESA, Inc.
Notes to Consolidated Financial Statements (Continued)

units and other stock-based awards. To date, the grants have taken the form of stock options, restricted stock and restricted stock units.

The Company currently uses its treasury stock to satisfy stock option exercises and stock distributions. At March 31, 2006, the Company holds 5,029,663 shares of treasury stock, and therefore does not expect to be required to purchase additional shares in fiscal 2006 to satisfy stock option exercises and stock distributions.

The compensation cost that was charged against income for all plans was $1.8 million and $0.4 million for the quarters ended March 31, 2006 and 2005. The total income tax benefit recognized in the Consolidated Statements of Income for stock compensation agreements was approximately $0.7 million and $0.2 million for the quarters ended March 31, 2006 and 2005.  Had the Company followed SFAS 123 rather than APB Opinion No. 25, an additional $9.9 million of compensation expense, net of tax, would have been recorded for the quarter ended March 31, 2005 (as disclosed in the pro forma information in Note 1). The Company did not capitalize any stock-based compensation cost in the three months ended March 31, 2006.

Stock Options

Stock options may be granted under the Plan at a price of not less than the fair market value of a share of ADESA common stock on the date of grant and generally vest in equal annual installments over three years with expiration not to exceed six years from the date of grant. The weighted average fair value of options granted was $8.56 and $7.31 per share for the first three months of 2006 and 2005, respectively. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2006	2005
Risk-free interest rate	4.6 – 4.7%	3.6%
Expected life—years	4	4
Expected volatility	38.0%	41.0%
Dividend yield	1.15 – 1.17%	1.34%

Risk-free interest rate—This is the yield on U.S. Treasury Securities posted at the date of grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected life—years—This is the period of time over which the options granted are expected to remain outstanding. Options granted by ADESA have a maximum term of six years, while the options converted from ALLETE to ADESA have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Expected volatility—Actual changes in the market value of the Company’s stock are used to calculate the volatility assumption. Based on the Company’s limited time as a publicly traded company, a combination of historical volatility and the volatility of its comparable peer group was used to calculate expected volatility. An increase in the expected volatility will increase compensation expense.

Dividend yield—This is the annual rate of dividends per share over the exercise price of the option. An increase in the dividend yield will decrease compensation expense.

ASESA, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes stock option activity for the three months ended March 31, 2006:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	4,482,953	$22.09
Granted	288,507	$26.11
Exercised	(241,186)	$22.14
Forfeited or cancelled	(4,370)	$20.97
Outstanding at March 31, 2006	4,525,904	$22.35	4.7	$19.9
Exercisable at March 31, 2006	3,827,035	$22.05	4.5	$17.9

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on ADESA’s closing stock price of $26.74 on March 31, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of the Company’s stock. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $0.7 million and $4.2 million. The fair value of all vested and exercisable shares at March 31, 2006 and 2005 was $102.3 million and $96.0 million.

As of March 31, 2006, there was $3.9 million of total unrecognized compensation expense related to stock options granted which is expected to be recognized over a weighted average term of 2.2 years. This unrecognized compensation expense only includes the cost for those options expected to vest, as the Company estimated expected forfeitures in accordance with SFAS 123(R). When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as actual forfeitures. An increase in estimated forfeitures would decrease compensation expense.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is the value of ADESA’s stock at the date of grant ranging between $15.60 and $26.17 per share. The grants are contingent upon continued employment and vest over periods ranging from one to three years. Dividends, payable in stock, accrue on a portion of the grants and are subject to the same specified terms as the original grants. As of March 31, 2006, a total of 2,829 stock units have accumulated on nonvested RSUs due to dividend reinvestment.

The following table summarizes RSU activity, excluding dividend reinvestment units, for the three months ended March 31, 2006:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2006	227,769	$23.34
Granted	70,877	$26.14
Vested	(1,932)	$20.57
Forfeited or cancelled	—	$—
RSUs at March 31, 2006	296,714	$24.03

ASESA, Inc.
Notes to Consolidated Financial Statements (Continued)

As of March 31, 2006, there was $3.8 million of total unrecognized compensation expense related to nonvested RSUs granted which is expected to be recognized over a weighted average term of 1.9 years. The fair value of shares vested during the quarter ended March 31, 2006 was less than $0.1 million.

Performance Based Restricted Stock Units

The Company’s 2006 long-term incentive plan includes performance based restricted stock units whose future award is contingent upon annual 2006 income from continuing operations performance. If applicable, the date of grant will occur in February 2007 and the fair value of the RSUs will be the value of ADESA’s stock at the date of grant. The potential grants will also be contingent upon continued employment and would vest 33 percent in February 2008, 33 percent in February 2009 and 34 percent in February 2010. The Company has accrued $0.4 million, pretax, at March 31, 2006 for the performance based RSUs. The amount is included in “Accrued employee benefits and compensation expenses” on the Consolidated Balance Sheet. Based on current performance and forfeiture rate assumptions, the Company expects to accrue an additional $1.2 million, pretax, in fiscal 2006.

Note 3—Acquisitions

In February 2006, the Company completed the purchase of certain assets of the N.E. Penn Salvage Company, an independently owned salvage auction in northeast Pennsylvania. The purchased assets included the accounts receivables, operating equipment and customer relationships related to the auction. In addition, the Company has operating lease obligations related to the facility through 2016. Initial annual lease payments for the facilities total approximately $0.1 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

In March 2006, the Company completed the acquisition of Auction Broadcasting Company’s South Tampa used vehicle auction serving western and central Florida. The Company has renamed the auction ADESA Sarasota. The assets purchased included land and buildings, the related operating equipment, accounts receivable and customer relationships related to the auction. The auction is comprised of approximately 63 acres and includes six auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

ADESA acquired the two previously mentioned auctions for a total cost of $29.6 million, in cash. Preliminary purchase price allocations have been recorded for each acquisition. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $5.0 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives. The preliminary purchase price allocations resulted in aggregate goodwill of $11.4 million. The goodwill was assigned to the auction and related services reporting segment and is expected to be fully deductible for tax purposes. The Company expects to finalize the purchase price allocations related to each of the acquisitions upon receipt and analysis of third party valuations. Pro forma financial results for the acquisitions were not material.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Long-Term Debt

Long-term debt consists of the following (in millions):

	Interest Rate	Maturity	March 31, 2006	December 31, 2005
Term Loan A	LIBOR + 1.00%	06/30/2010	$127.5	$135.0
$350 million revolving credit facility	LIBOR + 1.00%	06/30/2010	138.0	138.0
Atlanta capital lease obligation	5.0%	12/01/2013	34.5	34.5
Senior subordinated notes	7 5/8%	06/15/2012	125.0	125.0
Canadian line of credit	Prime + 0.25%	12/31/2006	—	—
Total debt			425.0	432.5
Less current portion of long-term debt			70.0	70.0
Long-term debt			$355.0	$362.5

On July 25, 2005, the Company entered into a $500 million credit facility, pursuant to the terms and conditions of an amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement provides for a five year $150 million term loan and a $350 million revolving credit facility. Letters of credit reducing the available line of credit were $14.6 million at March 31, 2006. The credit facility is guaranteed by substantially all of the Company’s material domestic subsidiaries (excluding, among others, AFC Funding Corporation), and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65 percent of certain capital interests of the Company’s Canadian subsidiaries.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments.  In addition, the senior subordinated notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. At March 31, 2006, the Company was in compliance with the covenants contained in both the credit facility and the senior subordinated notes.

Note 5—Derivatives

The Company uses interest rate swap agreements to manage its exposure to interest rate movements and to reduce borrowing costs. In June 2004, the Company entered into an interest rate swap agreement with a notional amount of $105 million to manage its exposure to interest rate movements on its variable rate debt. The interest rate swap agreement contains amortizing provisions and matures in December 2006. In November 2005, the Company entered into an interest rate swap agreement with a notional amount of $40 million to manage its exposure to interest rate movements on its variable rate credit facility. The swap matures in May 2008.

The Company designates its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At March 31, 2006, the fair value of the interest rate swap agreements was a $1.1 million gain recorded in “Other assets” on the Consolidated Balance Sheet. At December 31, 2005, the fair value

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

of the interest rate swap agreements consisted of a $0.9 million gain recorded in “Other assets” and a $0.1 million loss recorded in “Other liabilities” on the Consolidated Balance Sheet. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on interest rate swap agreements are included as a component of “Accumulated other comprehensive income”. At March 31, 2006, there was a net unrealized gain totaling $0.7 million, net of taxes of $0.4 million. At December 31, 2005, there was a net unrealized gain totaling $0.5 million, net of taxes of $0.3 million.

Note 6—Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. Effective March 31, 2006, AFC and AFC Funding Corporation amended their securitization agreement. As part of the amendment, the expiration date of the agreement was extended from June 30, 2008 to April 30, 2009. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $600 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $475 million and $425 million at March 31, 2006 and December 31, 2005, respectively. On May 5, 2006, committed liquidity was increased to $550 million. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and as a result are not reported on the Company’s Consolidated Balance Sheet.

At March 31, 2006, AFC managed total finance receivables of $783.7 million, of which $708.6 million had been sold without recourse to AFC Funding Corporation. At December 31, 2005, AFC managed total finance receivables of $655.7 million, of which $581.9 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $473.0 million and $399.8 million at March 31, 2006 and December 31, 2005, respectively. Finance receivables include $88.0 million and $51.1 million classified as held for sale and $156.9 million and $148.0 million classified as held for investment at March 31, 2006 and December 31, 2005, respectively. AFC’s allowance for losses of $3.2 million and $2.4 million at March 31, 2006 and December 31, 2005, respectively, include an estimate of losses for finance receivables held for investment. Additionally, accrued liabilities of $3.9 million and $2.9 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at March 31, 2006 and December 31, 2005, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA’s credit facility. At March 31, 2006, the Company was in compliance with the covenants contained in the securitization agreement.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Earnings Per Share

The following table sets forth the computation of earnings per share (in millions except share and per share amounts):

	Three Months Ended March 31,
	2006	2005
Income from continuing operations	$36.3	$35.1
Loss from discontinued operations, net of income taxes	—	(0.1)
Net income	$36.3	$35.0
Weighted average common shares outstanding	89.76	90.69
Effect of dilutive stock options and restricted stock awards	0.47	0.50
Weighted average common shares outstanding and assumed conversions	90.23	91.19
Earnings per share—basic
Income from continuing operations	$0.40	$0.39
Loss from discontinued operations, net of income taxes	—	—
Net income	$0.40	$0.39
Earnings per share—diluted
Income from continuing operations	$0.40	$0.38
Loss from discontinued operations, net of income taxes	—	—
Net income	$0.40	$0.38

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period. Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company’s stock-based employee compensation programs. Total options outstanding at March 31, 2006 and 2005 were 4.5 million and 4.8 million. Stock options with an exercise price per share greater than the average market price per share were excluded in the calculation of diluted earnings per share for all periods presented as including these options would have an anti-dilutive impact. Approximately 0.3 million and 3.7 million options were excluded from diluted earnings per share for the quarters ended March 31, 2006 and 2005, respectively. The Company’s policy for calculating the potential windfall tax benefit or shortfall for the purpose of calculating assumed proceeds under the treasury stock method excludes the impact of pro forma deferred tax assets related to partially or fully vested awards on the date of adoption.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Net income	$36.3	$35.0
Other comprehensive income, net of tax
Foreign currency translation	(1.1)	(1.9)
Unrealized gain on interest rate swaps	0.2	1.0
Comprehensive income	$35.4	$34.1

The composition of “Accumulated other comprehensive income” at March 31, 2006 and December 31, 2005 was the net unrealized gains or losses on interest rate swaps of $0.7 million and $0.5 million and foreign currency translation adjustments of $49.0 million and $50.1 million, respectively.

Note 9—Segment Information

The Company aggregates its four operating segments (U.S. used vehicle auctions, Canada used vehicle auctions, Impact salvage auctions and AFC) into two reportable business segments: auction and related services (“ARS”) and dealer financing. These reportable segments offer different services and are managed separately based on the fundamental differences in their operations.

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

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company’s reportable segments is set forth below (in millions):

	Auction and Related Services	Dealer Financing	Holding Company	Consolidated
Three Months Ended March 31, 2006
Operating revenues	$250.4	$35.2	$—	$285.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	137.0	7.2	—	144.2
Selling, general and administrative	55.5	5.7	5.7	66.9
Depreciation and amortization	9.8	0.9	0.1	10.8
Total operating expenses	202.3	13.8	5.8	221.9
Operating profit (loss)	48.1	21.4	(5.8)	63.7
Interest expense	0.9	—	6.1	7.0
Other income, net	(1.0)	0.2	(0.9)	(1.7)
Income (loss) from continuing operations before income taxes	48.2	21.2	(11.0)	58.4
Income taxes	18.7	7.8	(4.4)	22.1
Income (loss) from continuing operations	$29.5	$13.4	($6.6)	$36.3
Assets	$1,690.3	$397.7	$33.8	$2,121.8
Three Months Ended March 31, 2005
Operating revenues	$213.7	$29.0	$—	$242.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	108.5	6.0	—	114.5
Selling, general and administrative	44.8	4.9	5.1	54.8
Depreciation and amortization	8.0	1.1	0.1	9.2
Total operating expenses	161.3	12.0	5.2	178.5
Operating profit (loss)	52.4	17.0	(5.2)	64.2
Interest expense	1.3	—	6.8	8.1
Other income, net	(0.6)	—	(0.9)	(1.5)
Income (loss) from continuing operations before income taxes	51.7	17.0	(11.1)	57.6
Income taxes	20.3	6.5	(4.3)	22.5
Income (loss) from continuing operations	$31.4	$10.5	($6.8)	$35.1
Assets	$1,403.3	$346.5	$380.9	$2,130.7

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business. In August 2005, ADESA sold ComSearch, Inc. which provides professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. The financial results of the vehicle importation business and ComSearch have been accounted for as discontinued operations for all periods presented. Both businesses were formerly included in the auction and related services segment.

Revenues from discontinued operations were $1.3 million for the three months ended March 31, 2005. Net loss from discontinued operations for the three months ended March 31, 2005 was representative of a $0.1 million operating loss at ComSearch.

At March 31, 2006 and December 31, 2005, there were no assets and $6.9 and $6.8 million, respectively, in liabilities related to discontinued operations. Liabilities at March 31, 2006 and December 31, 2005 represent the accrual of the importation adverse judgment, currently under appeal, and accrued interest on the award pursuant to Michigan law. This and other legal matters are discussed in the description of legal proceedings in Part II, Item 1 (“Legal Proceedings”) of this report.

Note 11—Dividends

On March 15, 2006, the Company paid a first quarter dividend of $0.075 per common share. On April 28, 2006, the Company’s board of directors declared a second quarter dividend of $0.075 per common share payable June 15, 2006, to stockholders of record on May 15, 2006.

Note 12—Commitments and Contingencies

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

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $3.1 million at March 31, 2006 and December 31, 2005. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

The Company stores a significant number of vehicles owned by various customers and consigned to the Company to be auctioned. The Company is contingently liable for each consigned vehicle until the

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

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

As noted above, the Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the financial condition, results of operations or cash flows. Certain legal and regulatory proceedings which could be material are discussed in the description of legal proceedings in Part II, Item 1 (“Legal Proceedings”) of this report.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends, and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions, and anticipated cash requirements) may be forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006. Some of these factors include:

•       general business conditions;

•       trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•       economic conditions including fuel prices and Canadian exchange rate and interest rate fluctuations;

•       competition;

•       trends in the vehicle remarketing industry;

•       business development activities, including acquisitions and integration of acquired businesses;

•       strategic actions, including dispositions,

•       investments in technology;

•       litigation developments;

•       weather;

•       changes in applicable tax laws and regulations (including significant accounting and tax matters);

•       vehicle production; and

•       other risks described from time to time in ADESA’s filings with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed by ADESA in 2006.

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

The interim financial statements included in this Quarterly Report on Form 10-Q and the following discussion and analysis should be read in conjunction with the historical financial statements, related notes thereto, and other financial information included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which includes audited financial statements for each of the three years in the period ended December 31, 2005.

Executive Overview

For the quarter ended March 31, 2006, the Company reported revenue of $285.6 million and net income of $36.3 million or $0.40 per diluted share, compared with revenue of $242.7 million and net income of $35.0 million or $0.38 per diluted share for the first quarter of 2005. As discussed below, results for first quarter of 2006 included a $2.7 million pretax charge, or $0.02 per diluted share, related to unreconciled balance sheet differences concealed by a former employee at the Company’s Kitchener, Ontario auction facility. During the first quarter of 2006, the Company also implemented Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-based Payment, which resulted in approximately $1.0 million of pretax incremental stock-based compensation or nearly $0.01 per diluted share.

ADESA’s first quarter revenues were up nearly 18 percent compared with the first quarter of 2005, primarily due to a 13 percent increase in revenue per vehicle sold resulting from an increase in ancillary services driven by a significant increase in the number of institutional vehicles consigned. In addition, a 20 percent increase in revenue per loan transaction, primarily driven by increases in both the average values of vehicles floored as well as the average portfolio duration, contributed to the increase in revenue compared to the first quarter of 2005. However, increases in costs of services primarily due to an increase in the volume of lower margin services such as transportation and reconditioning, a decline in the used vehicle conversion percentage, along with the previously mentioned Kitchener charge and the impact of adopting of FAS 123(R) impacted operating profits.

Despite the pressure on operating margins during the quarter, ADESA achieved several noteworthy recent financial and operational accomplishments:

•       Achieved first increase in organic vehicle sold volume since the first quarter of 2004

•       Experienced a 6 percent increase in used vehicles entered for sale at auction

•       Achieved record first quarter loan transaction volume of 280,952

•       First quarter income from continuing operations of $36.3 million, or $0.40 per share

•       Deployed $42.2 million for acquisitions and strategic investments

•       Strengthened senior management team by the appointment of A. R. Sales as President and Chief Operating Officer and Ron Beaver as Executive Vice President and Chief Information Officer

•       Completed acquisitions of N.E. Penn salvage and Sarasota used vehicle auctions

•       Purchased a 15 percent investment in Finance Express, LLC

•       Completed U.S. roll-out of Auction Access® dealer registration system

•       Teamed with First Look to provide used vehicle dealers with custom auction and inventory optimization tools

In the first quarter of 2006, average wholesale used vehicle prices were strong, increasing 5 to 6 percent compared with the first quarter of 2005. The Company believes this pricing trend was partially due to declining new vehicle incentives. An influx of late model, high priced, quality institutional vehicles including rental cars and commercial fleet volumes returning to auction also impacted wholesale used vehicle pricing. Higher used vehicle prices were a contributor to increases in the Company’s revenue per vehicle sold and revenue per loan transaction in the first quarter of 2006.  However, the first quarter used vehicle retail market was relatively weak from a historical perspective and the resulting decrease in demand was reflected in the decrease in the Company’s used vehicle conversion percentage from the record level of 69.1 percent in the first quarter of 2005 to 66.3 percent in the first quarter of 2006. The Company generally expects conversion rates to moderate and approach their three-year historical trend line.

The Company continues to invest in its core information technology capabilities and capacity expansion. As noted above, in the first quarter of 2006 the Company completed its U.S. roll-out of Auction Access®, a nationwide dealer registration program that eliminates the need for dealers to re-register at multiple auction locations. In addition, the Company is now rolling out its AutoVision® wireless vehicle inspection technology to its used vehicle auction operations. In the first quarter of 2006, the Company initiated the roll-out of its customer relationship management technology, Salesforce.com®. Management believes that these areas of investment are critical to both maintaining the Company’s competitive position and positioning itself for future growth. In addition, the Company continues to be optimistic about its acquisition opportunities and remains focused on accelerating its deployment of capital.

Included in the results for the three months ended March 31, 2006, is a $2.7 million pretax charge, or $0.02 per diluted share, related to unreconciled balance sheet differences concealed by a former employee at the company’s Kitchener, Ontario, auction facility acquired in June 2000. The charge was recorded in “Selling, general and administrative” expenses and decreased net income for the three months ended March 31, 2006 by a total of $1.7 million. The unreconciled differences accumulated and were concealed over a period of five to six years between 2000 and 2006. Approximately one-half of the amounts concealed date back to fiscal years prior to 2003. The Company has retained outside counsel in Canada to assist in the investigation of any potential wrongdoing and to determine if legal action is warranted. Management has implemented changes to its internal control processes and systems and has concluded that the matters related to the $2.7 million charge, individually or in the aggregate, did not give rise to or arise from a material weakness as of the end of the period due to the nature of the items and compensating controls. In addition, management has concluded that the corrections were not material to either the current or any prior period financial statements.

Seasonality

Generally, the volume of vehicles sold at the Company’s auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter volume of vehicles sold is generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affect the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions.  In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis, and the Company’s earnings are generally highest in the second calendar quarter. The fourth calendar quarter typically has the lowest earnings as a result of the lower auction volume and additional costs associated with the holidays and winter weather.

Results of Operations

The following table sets forth operations data for the periods indicated (in millions):

	Three Months Ended March 31,		Change
Operations Data:	2006	2005	$	%
Auction and related services revenue
U.S.	$197.2	$169.1
Canada	53.2	44.6
Dealer financing revenue
U.S.	32.3	27.2
Canada	2.9	1.8
Total revenue	285.6	242.7	42.9	18%
Cost of services (exclusive of depreciation and amortization)	144.2	114.5	29.7	26%
Selling, general and administrative	66.9	54.8	12.1	22%
Depreciation and amortization	10.8	9.2	1.6	17%
Operating profit	63.7	64.2	(0.5)	(1)%
Net income	$36.3	$35.0	$1.3	4%

The following table sets forth operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
Operations Data:	2006	2005
Auction and related services revenue	87.7%	88.1%
Dealer financing revenue	12.3%	11.9%
Total revenue	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization)	50.5%	47.2%
Selling, general and administrative	23.4%	22.5%
Depreciation and amortization	3.8%	3.8%
Operating profit	22.3%	26.5%

The Company’s revenue is derived from auction fees and related services at its auction facilities and dealer financing services at AFC. AFC’s net revenue consists of gain on sale of finance receivables sold and interest and fee income less provisions for credit losses. This net presentation of AFC’s revenues is customary for finance companies. Operating expenses for the Company consist of cost of services, selling, general and administrative expenses and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are composed of indirect payroll and related costs, sales and marketing, information technology services and professional fees.

Three Months Ended March 31, 2006

Operating Revenue

Auction and Related Services

	Three Months Ended March 31,
(In millions except volumes and per vehicle amounts)	2006	2005	% Change
Auction and related services revenue	$250.4	$213.7	17%
Vehicles sold
Used	468,211	459,958	2%
Salvage	63,346	54,488	16%
Total vehicles sold	531,557	514,446	3%
Used vehicle conversion percentage	66.3%	69.1%
Revenue per vehicle sold	$471	$415	13%

Revenue from auction and related services (“ARS”) increased $36.7 million, or 17 percent, to $250.4 million for the quarter ended March 31, 2006, compared with $213.7 million for the quarter ended March 31, 2005. The increase in revenue was a result of a 13 percent increase in revenue per vehicle sold during the quarter and a 3 percent increase in vehicles sold.

Revenue per vehicle sold increased $56, or 13 percent, for the three months ended March 31, 2006, compared with the three months ended March 31, 2005. The 13 percent increase in revenue per vehicle sold resulted in increased auction and related services revenue of approximately $29.3 million.  Fluctuations in the Canadian exchange rate increased revenue by approximately $3.0 million for the quarter ended March 31, 2006, compared with the quarter ended March 31, 2005. The increase in revenue per vehicle sold was primarily attributable to an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from a 6 percent increase in the number of institutional vehicles consigned which resulted in increased auction and related services revenue of approximately $17.3 million. Selected fee increases, driven in part by higher wholesale used vehicle prices, and salvage vehicle mix resulted in increased auction and related services revenue of approximately $9.0 million. The higher transportation, reconditioning, and other ancillary services revenues also had corresponding increases in cost of services.

The total number of vehicles sold increased 3 percent in the first quarter of 2006 compared with 2005, resulting in an increase in auction and related services revenue of approximately $7.4 million. The increase in vehicles sold was primarily the result of added volumes from recent acquisitions. However, organic vehicle volumes also increased for the quarter ended March 31, 2006 compared with the quarter ended March 31, 2005. This year over year increase in organic vehicle volumes was the first such increase since the first quarter of 2004. The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, declined to 66.3 percent for the quarter ended March 31, 2006 from 69.1 percent for the quarter ended March 31, 2005 reflecting a relatively weak retail used vehicle market in the first quarter of 2006 compared with the first quarter of the prior year. This decline in the used vehicle conversion percentage negatively impacted ARS revenues, cost of sales and operating profit for the three months ended March 31, 2006 compared with the three months ended March, 31, 2005.

Dealer Financing

	Three Months Ended March 31,
(In millions except volumes and per loan amounts)	2006	2005	% Change
Dealer financing revenue
Gain on sale of finance receivables	$20.7	$17.1
Interest and fee income	15.2	13.1
Other revenue	0.1	0.2
Provision for credit losses	(0.8)	(1.4)
Total dealer financing revenue	$35.2	$29.0	21%
Loan transactions	280,952	278,977	1%
Revenue per loan transaction	$125	$104	20%

Dealer financing revenue increased to $35.2 million for the quarter ended March 31, 2006, compared with $29.0 million for the quarter ended March 31, 2005. The 21 percent increase in dealer financing revenue was driven by a 20 percent increase in revenue per loan transaction and a 1 percent increase in the number of loan transactions for the quarter ended March 31, 2006, compared with the quarter ended March 31, 2005. The increase in loan transactions was primarily the result of an increase in floorplan utilization by AFC’s existing dealer base and yielded a record volume of first quarter loan transactions totaling 280,952.

Revenue per loan transaction increased $21, or 20 percent, primarily driven by increases in both the average values of vehicles floored as well as the average portfolio duration. These factors contributed to the increase in gain on sale of $3.6 million and increased fee and interest income of $2.1 million. In addition, the Federal Funds rate has increased approximately 200 basis points since March 31, 2005 which also contributed to the increase in interest income.  A decrease in the provision for credit losses of $0.6 million compared with the three months ended March 31, 2005 also contributed to the increase in revenue per loan transaction.

Cost of Services

Cost of services increased $29.7 million, or 26 percent, for the three months ended March 31, 2006, compared with the three months ended March 31, 2005. Fluctuations in the Canadian exchange rate increased cost of services by approximately $1.7 million. Cost of services was significantly impacted by costs associated with handling an additional 41,000 used vehicles entered for sale at the Company’s auctions in the first quarter of 2006 compared with the first quarter of 2005 as well as an increase in lower margin services such as transportation, reconditioning and other ancillary services.

Cost of services at the auction and related services segment increased $28.5 million, or 26 percent, to $137.0 million for the quarter ended March 31, 2006. Increases in reconditioning and other ancillary services costs totaling $8.2 million, primarily resulting from a 6 percent increase in the number of institutional vehicles consigned, was a leading driver increasing cost of services. An $8.0 million increase in transportation costs, which includes fuel costs, also impacted cost of services for the auction and related services segment. The addition of the acquired used vehicle and salvage auctions over the last twelve months further contributed to the increase in cost of services, along with a change in mix of salvage vehicles sold and a decrease in the used vehicle conversion rate from a record 69.1 percent for the quarter ended March 31, 2005 to 66.3 percent for the quarter ended March 31, 2006. Fluctuations in the Canadian exchange rate increased cost of services at the auction and related services segment by approximately $1.7 million.

Cost of services at the dealer financing segment increased $1.2 million, or 20 percent, to $7.2 million for the three months ended March 31, 2006 primarily due to increased compensation and related employee benefit costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.1 million, or 22 percent, for the quarter ended March 31, 2006, compared with the quarter ended March 31, 2005. This increase was primarily due to compensation and related employee benefit cost increases, the impact of 2005 and 2006 acquisitions, and an increase of $0.7 million associated with fluctuations in the Canadian exchange rate. Selling, general and administrative expenses for the first quarter of 2006 included a $2.7 million pretax charge related to unreconciled balance sheet differences concealed by a former employee at the Company’s Kitchener, Ontario auction facility. In addition, in the first quarter of 2006, ADESA incurred $1.8 million of pretax stock based compensation expense, of which $1.0 million was incremental as a result of the adoption of Statement of Financial Accounting Standards 123(R), Share Based Payment.

Selling, general and administrative expenses at the auction and related services segment increased $10.7 million, or 24 percent, to $55.5 million for the quarter ended March 31, 2006 primarily due to annual increases in compensation and related employee benefit costs totaling $4.8 million including $0.9 million of stock based compensation and the pretax $2.7 million Kitchener charge. In addition, there was an increase of $0.7 million associated with fluctuations in the Canadian exchange rate.

Selling, general and administrative expenses at the dealer financing segment increased $0.8 million, or 16 percent, to $5.7 million for the quarter ended March 31, 2006 primarily due to increases in certain professional fees, as well as employee training and travel costs.

Selling, general and administrative expenses at the holding company increased $0.6 million, or 12 percent, to $5.7 million for the first three months of 2006, primarily due to increases in compensation and related employee benefit costs.

As the company continues strategic actions such as corporate development, standardization and centralization, and dealer consignment sales and training initiatives, selling, general and administrative expenses are expected to increase in the short-term. However, the Company believes the long-term benefits justify the current investments and should help the Company capitalize on the expected increase in industry volumes in 2007 and beyond.

Depreciation and Amortization

Depreciation and amortization totaled $10.8 million for the three months ended March 31, 2006, representing an increase of $1.6 million, or 17 percent, from the $9.2 million reported for the three months ended March 31, 2005. The increase in depreciation and amortization was a result of the Company’s capital spending in 2005, including over $20 million related to information technology, which generally has a shorter depreciable life. The Company continues to invest in its core information technology capabilities, as well as new technology service offerings, lane and capacity expansion, relocations and acquisitions.

Operating Profit

Operating profit decreased $0.5 million, or 1 percent, for the quarter ended March 31, 2006, compared with the quarter ended March 31, 2005. As a percentage of revenue, operating profit decreased to 22.3 percent in the first three months of 2006, compared with 26.5 percent in the first three months of 2005. This decrease was primarily the result of increased operating expenses at the auction and related services segment.

Operating profit at the auction and related services segment decreased $4.3 million, or 8 percent, to $48.1 million for the quarter ended March 31, 2006 primarily as a result of the 3.9 percent increase in cost of services as a percent of revenues along with the 1.2 percent increase in selling, general and administrative expenses as a percent of revenues. Cost of services was significantly impacted by costs associated with an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from a significant increase in the number of institutional vehicles consigned. Additionally, the decline in the used vehicle conversion percentage resulted in additional handling costs to make vehicles available for sale multiple times. Furthermore, selling, general and administrative expenses at the auction and related services segment were impacted by the Kitchener charge and incremental stock-based compensation expense.

Operating profit at the dealer financing segment increased $4.4 million, or 26 percent, to $21.4 million for the quarter ended March 31, 2006 primarily as a result of the 21 percent increase in revenue and a 2.2 percent decrease in operating expenses as a percentage of revenues. Increased revenue at the dealer financing segment more than offset higher operating expenses associated with processing more loan transactions, which resulted in improved operating margins at the dealer financing segment.

Operating profit in the ARS and dealer financing segments was offset by a $0.6 million increase in operating expenses, consisting primarily of compensation and related employee benefit costs at the holding company.

Interest Expense

Interest expense decreased $1.1 million, or 14 percent, for the quarter ended March 31, 2006, compared with the quarter ended March 31, 2005, as the Company is carrying less debt than in the first quarter of 2005.

Income Taxes

The effective income tax rate on income from continuing operations was 37.8 percent for the quarter ended March 31, 2006, a decrease from the effective rate of 39.1 percent for the quarter ended March 31, 2005. The first quarter 2006 rate of 37.8 percent is fairly consistent with the full year 2005 rate of 37.5 percent which also reflects the anticipated full year 2006 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the strongest indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility.

	March 31,	December 31,	March 31,
(Dollars in millions)	2006	2005	2005
Cash and cash equivalents	$238.4	$240.2	$336.6
Restricted cash	$7.1	$5.7	$4.9
Working capital	$294.6	$302.0	$365.6
Amounts available under credit facility	$197.4	$199.3	$137.3
Cash flow from operations	$2.2	$136.5	$2.4

Working Capital

A substantial amount of the Company’s working capital is generated from the payments received for services provided. In addition, ADESA has a $350 million revolving line of credit pursuant to the amended and restated $500 million credit facility, from which $138 million was drawn as of March 31, 2006. There were outstanding letters of credit totaling approximately $14.6 million at March 31, 2006, which reduce the available borrowings under the credit facility. The Company’s Canadian operations have additional letters of credit outstanding totaling $1.6 million at March 31, 2006, which do not impact available borrowings under the credit facility. The credit facility contains certain financial covenants including a covenant requiring ADESA to maintain a minimum fixed charge coverage ratio. These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. At March 31, 2006, the Company was in compliance with the covenants contained in the credit facility.

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

The Company believes its sources of liquidity from its cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under its credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company’s capital requirements, debt service and dividend payments for the next five years.

On April 28, 2006, the Company’s board of directors declared a second quarter dividend of $0.075 per common share payable June 15, 2006, to stockholders of record on May 15, 2006.

Summary of Cash Flows

ADESA’s cash flow initiatives include growing its vehicle auction and dealer financing businesses both internally by expanding facilities, services and operations, and externally through acquisitions.

(In millions)	Three Months Ended March 31,
	2006	2005	Change
Net cash provided by (used by):
Operating activities	$2.2	$2.4	$(0.2)
Investing activities	(73.2)	(30.5)	(42.7)
Financing activities	69.1	60.4	8.7
Effect of exchange rate on cash	0.1	(0.2)	0.3
Net (decrease) increase in cash and cash equivalents	$(1.8)	$32.1	$(33.9)

Cash flow from operating activities was $2.2 million for the quarter ended March 31, 2006, compared with $2.4 million for the same period in 2005. Operating cash flow was unfavorably impacted by a $47.9 million decrease in accounts payable and accrued expenses and a $4.7 million increase in retained interests in finance receivables sold, offset by a favorable decrease in trade receivables and other assets of $39.1 million and a decrease in finance receivables held for sale of $9.2 million.

Net cash used for investing activities was $73.2 million for the quarter ended March 31, 2006, compared with net cash used by investing activities of $30.5 million for the three months ended March 31, 2005. This change was primarily the result of cash disbursements for acquisitions totaling $29.7 million, as well as a $12.5 million investment in Finance Express LLC and an increase in finance receivables held for investment of $12.6 million. The increase in cash used by investing activities was partially offset by a decrease in capital expenditures of $13.8 million. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below. There were no significant investing cash flows related to discontinued operations in the periods presented.

Cash provided by financing activities was $69.1 million for the quarter ended March 31, 2006, compared with cash provided by financing activities of $60.4 million for the same period in 2005. The primary drivers for the increase include a decline in the repurchase of common stock of $4.7 million (a share repurchase program was in effect during the first quarter of 2005), a $2.5 million increase in book overdrafts and $1.8 million decrease in debt payments. There were no significant financing cash flows related to discontinued operations in the periods presented.

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

The following table reconciles EBITDA to income from continuing operations and net income (in millions):

	Three Months Ended March 31,
	2006	2005
Net income	$36.3	$35.0
Add back:
Loss (income) from discontinued operations	—	0.1
Income from continuing operations	$36.3	$35.1
Add back:
Income tax expense	22.1	22.5
Interest expense	7.0	8.1
Depreciation and amortization	10.8	9.2
EBITDA	$76.2	$74.9

A reconciliation of net cash provided by operating activities, another comparable GAAP measure, to EBITDA for each of the fiscal periods indicated is presented below (in millions):

	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$2.2	$2.4
Changes in operating assets and liabilities, net of acquisitions	50.2	45.9
Bad debt expense	(1.8)	(1.7)
Interest expense	7.0	8.1
Income tax expense	22.1	22.5
Deferred income tax	(1.0)	(0.5)
Discontinued operations, net of taxes	—	0.1
Stock-based compensation expense	(1.8)	(0.4)
Other non-cash, net	(0.7)	(1.5)
EBITDA	$76.2	$74.9

Capital Expenditures

Capital expenditures (excluding acquisitions and other investments) for the three months ended March 31, 2006 and the year ended December 31, 2005 totaled $6.2 million and $55.3 million, respectively and were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities and capacity expansion. Capital expenditures are expected to total between $40 million and $50 million for 2006. Anticipated expenditures are primarily attributable to ongoing improvements at existing vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing and if the Company is required to undertake corrective action or incur environmental costs in connection with any outstanding or future liabilities.

Acquisitions

In February 2006, the Company completed the purchase of certain assets of the N.E. Penn Salvage Company, an independently owned salvage auction in northeast Pennsylvania. The purchased assets included the accounts receivables, operating equipment and customer relationships related to the auction. In addition, the Company has operating lease obligations related to the facility through 2016. Initial annual lease payments for the facilities total approximately $0.1 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

In March 2006, the Company completed the acquisition of Auction Broadcasting Company’s South Tampa used vehicle auction serving western and central Florida. The Company has renamed the auction ADESA Sarasota. The assets purchased included land and buildings, the related operating equipment, accounts receivable and customer relationships related to the auction. The auction is comprised of approximately 63 acres and includes six auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

ADESA acquired the two previously mentioned auctions for a total cost of $29.6 million, in cash. Preliminary purchase price allocations have been recorded for each acquisition. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $5.0 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives. The preliminary purchase price allocations resulted in aggregate goodwill of $11.4 million. The goodwill was assigned to the auction and related services reporting segment and is expected to be fully deductible for tax purposes. The Company expects to finalize the purchase price allocations related to each of the acquisitions upon receipt and analysis of third party valuation procedures. Pro forma financial results for the acquisitions were not material.

Other Investment

In February 2006, AFC acquired a 15 percent interest in Finance Express, LLC for $12.5 million in cash. Finance Express is a financial software and services company specializing in software for the origination and servicing of motor vehicle retail installment contracts between independent used vehicle dealers and lending institutions. In addition, the Company also receives certain fees from Finance Express for assistance in marketing its software product and services to independent used vehicle dealers. Finance Express qualifies as a variable interest entity (“VIE”) pursuant to Financial Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). The Company is currently not the primary beneficiary of the VIE and its risk of loss is limited, in all material respects, to its investment in Finance Express. The Company’s investment in Finance Express is accounted for using the equity method of accounting and its equity in Finance Express’ earnings or losses is recorded in “Other income, net” in the Consolidated Statements of Income. The Company’s equity in Finance Express’ earnings or losses was not material for the period ended March 31, 2006.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. Effective March 31, 2006, AFC and AFC Funding Corporation amended their securitization agreement. As part of the amendment, the expiration date of the agreement was extended from June 30, 2008 to April 30, 2009. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $600 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $475 million and $425 million at March 31, 2006 and December 31, 2005, respectively. On May 5, 2006, committed liquidity was increased to $550 million. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and as a result are not reported on the Company’s Consolidated Balance Sheet.

At March 31, 2006, AFC managed total finance receivables of $783.7 million, of which $708.6 million had been sold without recourse to AFC Funding Corporation. At December 31, 2005, AFC managed total finance receivables of $655.7 million, of which $581.9 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $473.0 million and $399.8 million at March 31, 2006 and December 31, 2005, respectively. Finance receivables include $88.0 million and $51.1 million classified as held for sale and $156.9 million and $148.0 million classified as held for investment at March 31, 2006 and December 31, 2005, respectively. AFC’s allowance for losses of $3.2 million and $2.4 million at March 31, 2006 and December 31, 2005, respectively, include an estimate of losses for finance receivables held for investment. Additionally, accrued liabilities of $3.9 million and $2.9 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at March 31, 2006 and December 31, 2005, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA’s credit facility. At March 31, 2006, the Company was in compliance with the covenants contained in the securitization agreement.

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

ADESA continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. The Company’s critical accounting estimates are discussed in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. In addition, ADESA’s most significant accounting polices are discussed in Note 3 and elsewhere in the Notes to the Consolidated

Financial Statements included in the Company’s Annual Report on Form 10-K, which includes audited financial statements for the three years ended December 31, 2005.

Adoption of SFAS 123(R), Share-Based Payment

Prior to 2006, ADESA applied the intrinsic value method provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based compensation. Accordingly, the Company did not recognize compensation expense for employee stock options that were granted in prior years. However, compensation expense was recognized on other forms of stock-based compensation, including restricted stock units and performance based stock awards. On January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, using the modified prospective application method, and therefore was not required to restate its financial results for prior periods. Under this method, as of January 1, 2006, ADESA will apply the provisions of this statement to new and modified awards, as well as to the nonvested portion of awards granted and outstanding before the Company’s adoption.

The Company’s stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the retirement eligible age and meet certain service requirements with either ADESA and or its former parent, ALLETE, automatically vest when an eligible employee retires from the Company. The Company has previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e. over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123(R), new awards will be subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for converting to the non-substantive vesting period approach. The Company has revised its approach to apply the non-substantive vesting period approach to all new grants after adoption, but will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards. An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, the Company recorded forfeitures when they occurred. Estimating forfeitures did not have a material impact on the determination of compensation expense.

On March 9, 2005, the board of directors (the “board”) of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have an exercise price of $24. The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA’s initial public offering (“IPO”) in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company’s common stock became exercisable immediately and the Company disclosed incremental pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in the first quarter 2005. The options awarded in conjunction with the IPO to the Company’s named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

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

As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the quarter ended March 31, 2006, were $1.0 million and $0.6 million lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share from continuing operations were $0.01 lower for the quarter ended March 31, 2006 as a result of the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) to be classified as financing cash flows. This change in classification did not have an impact on the Consolidated Statement of Cash Flows in the current period as the excess tax benefits recognized for the three months ended March 31, 2006 were not material.

Prior to the adoption of SFAS 123(R), the Company applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which permitted companies to apply the existing accounting rules under APB Opinion No. 25 and related interpretations. Generally, if the exercise price of options granted under the plan was equal to the market price of the underlying common stock on the grant date, no share-based compensation cost was recognized in net income. As required by SFAS 148, prior to the adoption of SFAS 123(R), pro forma net income and pro forma net income per common share were provided for stock-based awards, as if the fair value recognition provisions of SFAS 123 had been applied.

The Company typically issues its annual grant of stock-based compensation in the first quarter of its fiscal year, including the quarter ended March 31, 2006. See Note 2 “Stock-Based Compensation” included in this Form 10-Q for further details.

New Accounting Standards

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. The standard also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company will adopt SFAS 156 on January 1, 2007 and is currently evaluating what effect the adoption of SFAS 156 will have on the consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company’s Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for ADESA to meet its debt service or other obligations, these tax inefficiencies may adversely affect ADESA. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $0.3 million for the three months ended March 31, 2006. Currency exposure of the Company’s Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses interest rate swap agreements to manage its exposure to interest rate risk. The Company designates its interest rate swap agreements as cash flow hedges. The earning impact of interest rate swaps designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in a hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in the first three months of 2006 or 2005.

In June 2004, the Company entered into an interest rate swap agreement with a notional amount of $105 million to manage its exposure to interest rate movements on its variable rate debt. The interest rate swap agreement contains amortizing provisions and matures in December 2006. In November 2005, the Company entered into an interest rate swap agreement with a notional amount of $40 million to manage its exposure to interest rate movements on its variable rate credit facility. The swap matures in May 2008.

The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At March 31, 2006, the fair value of the interest rate swap agreements was a $1.1 million gain recorded in “Other assets” on the consolidated balance sheet. At December 31, 2005, the fair value of the interest rate swap agreements consisted of a $0.9 million gain recorded in “Other assets” and a $0.1 million loss recorded in “Other liabilities” on the consolidated balance sheet. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on interest rate swap agreements are included as a component of “Accumulated other comprehensive income”. At March 31, 2006, there was a net unrealized gain totaling $0.7 million, net of taxes of $0.4 million. At December 31, 2005, there was a net unrealized gain totaling $0.5 million, net of taxes of $0.3 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term interest rates for the quarter ended March 31, 2006 would have resulted in an increase in interest expense of approximately $0.4 million.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and for such information to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and internal controls. This results in refinements to processes throughout the Company. However, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which the Company is involved are discussed in Note 21 to the consolidated financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Part I, Item 3 of the same Annual Report. The following discussion is limited to certain recent developments concerning the Company’s legal and regulatory proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier reports remain outstanding.

ADESA Importation Services, Inc. litigation

In January, 2002, Johnny Cooper (“Cooper”), a former manager of ADESA Importation Services, Inc. (“AIS”), a wholly owned subsidiary of the Company, filed suit against the Company and AIS (collectively “ADESA”) in the Circuit Court of the State of Michigan, County of Genesee, Case No. 02-72517-CK, alleging breach of contract and breach of other oral agreements related to AIS’s purchase of International Vehicle Importers, Inc. in December 2000. Cooper was the controlling shareholder who sold the business to AIS in 2000. AIS filed a counterclaim against Cooper including allegations of breach of contract, breach of fiduciary duty and fraud. Pursuant to Michigan law, the case was originally evaluated by an independent three attorney panel which awarded Cooper damages of $153,000 for his claims and awarded ADESA damages of $225,000 for its counterclaims. Cooper rejected the panel’s decision resulting in a jury trial. In June 2004, the jury awarded Cooper damages of $5.8 million related to the allegation that ADESA breached oral agreements to provide funding to AIS. The jury also found in favor of ADESA on three of its counterclaims including breach of contract, breach of fiduciary duty and fraud and awarded ADESA $69,000. In July 2004, the Genesee County Circuit Court entered judgment for Cooper in the amount of $6,373,812, netting the amount of the damages and awarding the plaintiff prejudgment interest. In October 2004, the Genesee County Circuit Court denied post-judgment motions made by ADESA for a new trial and/or reduction in the damages. In November 2004, the Company filed a Claim of Appeal with the Michigan Court of Appeals. Both parties subsequently submitted their respective appellate briefs to the Michigan Court of Appeals.

In December 2005, the company filed a motion for peremptory reversal requesting the Michigan Court of Appeals to reverse the judgment on the grounds that Cooper’s oral side agreement claim was barred, as a matter of law, by the merger provisions of the asset purchase agreement that was entered into in 2000 in connection with the sale of the business to AIS. In March 2006, the Company was notified that the Court of Appeals denied the motion on the grounds that it failed to persuade the Court of the existence of manifest error requiring reversal without argument for formal submission. In April 2006, the parties presented their respective oral arguments to a three judge panel of the Court of Appeals. A decision is expected later this year.

The Company discontinued the operations of AIS, its vehicle importation business, in February 2003. At March 31, 2006, the Company has an accrual totaling $6.9 million ($5.8 million award plus accrued interest of $1.1 million) as a result of the jury trial verdict.

Item 1A.                Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect ADESA’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to ADESA or that ADESA currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases by ADESA of its shares of common stock during the quarter ended March 31, 2006 (actual shares):

ADESA Common Stock Repurchases (1)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1—January 31	683	$25.55	—	$—
February 1—February 28	123	$25.50	—	—
March 1—March 31	—	$—	—	—
Total	806	$25.54	—	$—

(1)          Primarily reflects shares surrendered in the first fiscal quarter to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

Item 6.                        Exhibits

(a)   Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADESA, Inc.
(Registrant)
Date: May 10, 2006	/s/ CAMERON C. HITCHCOCK
Cameron C. Hitchcock
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)
Date: May 10, 2006	/s/ SCOTT A. ANDERSON
Scott A. Anderson
Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.31	Executive Restricted Stock Unit Awards, Annual Management Incentive Plan Bonus Targets and Compensation* and Long-Term Management Incentive Program Bonus Targets	8-K	001-32198	N/A	2/14/06
10.37

Amendment No. 6 to that certain Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, an ultimate subsidiary of ADESA, Inc., Automotive Finance Corporation, an ultimate subsidiary of ADESA, Fairway Finance Company, LLC, and Harris Nesbitt Corp.**

		8-K	001-32198	N/A	4/5/06	X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of David G. Gartzke					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Cameron C. Hitchcock					X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of David G. Gartzke					X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Cameron C. Hitchcock					X

*                    Management contract or compensation plan or arrangement

**             Portions of this exhibit have been redacted and are subject to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.