Form 10-Q
period 2006-06-30
ADESA INC
filed 2006-08-09
CIK 1281949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of common stock outstanding as of July 31, 2006:

Class	Number of Shares Outstanding
Common	89,896,060

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements

ADESA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues
Auction services group	$239.7	$214.3	$490.1	$428.0
Dealer services group	36.2	32.2	71.4	61.2
Total operating revenues	275.9	246.5	561.5	489.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	137.7	115.1	281.9	229.6
Selling, general and administrative	63.8	56.1	130.7	110.9
Depreciation and amortization	11.0	10.0	21.8	19.2
Total operating expenses	212.5	181.2	434.4	359.7
Operating profit	63.4	65.3	127.1	129.5
Interest expense	7.1	8.5	14.1	16.6
Other income, net	(1.8)	(2.3)	(3.5)	(3.8)
Income from continuing operations before income taxes	58.1	59.1	116.5	116.7
Income taxes	21.9	23.0	44.0	45.5
Income from continuing operations	36.2	36.1	72.5	71.2
Loss from discontinued operations, net of income taxes	(0.1)	(0.2)	(0.1)	(0.3)
Net income	$36.1	$35.9	$72.4	$70.9
Earnings per share—basic
Income from continuing operations	$0.40	$0.40	$0.81	$0.79
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income	$0.40	$0.40	$0.81	$0.79
Earnings per share—diluted
Income from continuing operations	$0.40	$0.40	$0.80	$0.78
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income	$0.40	$0.40	$0.80	$0.78
Dividends declared per common share (Note 11)	$0.075	$0.075	$0.15	$0.15

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$210.1	$240.2
Restricted cash	7.0	5.7
Trade receivables, net of allowances of $4.7 (2006) and $3.9 (2005)	248.7	188.6
Finance receivables, net of allowances of $3.4 (2006) and $2.4 (2005)	247.7	196.7
Retained interests in finance receivables sold	63.6	56.8
Deferred income taxes	19.7	21.6
Other current assets	15.6	14.5
Total current assets	812.4	724.1
Other assets
Goodwill	547.3	532.6
Other intangible assets, net of accumulated amortization of $34.9 (2006) and $29.8 (2005)	45.1	42.0
Other assets	66.0	50.9
Total other assets	658.4	625.5
Property and equipment, net of accumulated depreciation of $172.4 (2006) and $155.2 (2005)	605.6	595.9
Total assets	$2,076.4	$1,945.5

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$336.9	$270.3
Accrued employee benefits and compensation expenses	36.8	35.0
Other accrued expenses	36.9	36.7
Income taxes payable	1.6	3.3
Current maturities of long-term debt	70.0	70.0
Current liabilities of discontinued operations	7.0	6.8
Total current liabilities	489.2	422.1
Non-current liabilities
Long-term debt	347.5	362.5
Deferred tax liabilities	64.3	63.6
Other liabilities	7.1	7.4
Total non-current liabilities	418.9	433.5
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 50,000,000 Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 500,000,000
Issued shares: 94,868,104 (2006 and 2005)	1.0	1.0
Additional paid-in capital	670.9	668.3
Retained earnings	539.7	480.7
Treasury stock, at cost:
Shares: 4,982,373 (2006) 5,275,585 (2005)	(104.6)	(110.7)
Accumulated other comprehensive income	61.3	50.6
Total stockholders’ equity	1,168.3	1,089.9
Total liabilities and stockholders’ equity	$2,076.4	$1,945.5

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statement of Stockholders’ Equity
(In millions)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2005	94.9	$1.0	$668.3	$480.7	$(110.7)	$50.6	$1,089.9
Comprehensive income:
Net income				72.4			72.4
Other comprehensive income, net of tax:
Foreign currency translation						10.5
Unrealized gain on interest rate swaps						0.2
Other comprehensive income							10.7
Comprehensive income							83.1
Cash dividends paid to stockholders				(13.4)			(13.4)
Issuance of common stock under stock plans			1.4		6.1		7.5
Stock based compensation expense			1.2				1.2
Balance at June 30, 2006	94.9	$1.0	$670.9	$539.7	$(104.6)	$61.3	$1,168.3

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statements of Cash Flows

(In millions)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$72.4	$70.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.8	19.2
Bad debt expense	2.4	1.0
Deferred income taxes	2.0	2.2
Stock-based compensation expense	3.4	1.5
Other non-cash, net	1.7	1.6
	103.7	96.4
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	(20.0)	(31.8)
Retained interests in finance receivables sold	(6.8)	(6.2)
Trade receivables and other assets	(60.4)	(137.9)
Accounts payable and accrued expenses	39.2	117.2
Net cash provided by operating activities	55.7	37.7
Investing activities
Net increase in finance receivables held for investment	(30.6)	(23.4)
Acquisition of businesses, net of cash acquired	(30.0)	(18.7)
Purchases of property, equipment and computer software	(16.9)	(36.7)
Purchase of other intangibles	(0.4)	(0.3)
Proceeds from the sale of property, equipment and computer software	—	0.1
Purchase of equity investment	(12.5)	—
Transfer to restricted cash	(1.3)	(0.9)
Net cash used by investing activities	(91.7)	(79.9)
Financing activities
Net increase in book overdrafts	27.8	52.6
Payments on long-term debt	(15.0)	(18.5)
Issuance of common stock under stock plans	6.0	9.1
Dividends paid to stockholders	(13.4)	(13.5)
Repurchase of common stock	—	(43.4)
Net cash provided by (used by) financing activities	5.4	(13.7)
Effect of exchange rate changes on cash	0.5	(0.8)
Net decrease in cash and cash equivalents	(30.1)	(56.7)
Cash and cash equivalents at beginning of period	240.2	304.5
Cash and cash equivalents at end of period	$210.1	$247.8

See notes to consolidated financial statements

ADESA, Inc.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary (consisting of normal recurring accruals) for a fair statement of the Company’s financial results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A listing of the Company’s critical accounting estimates is described in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in Part II, Item 7, Note 3 and elsewhere in the Notes to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K, which includes audited financial statements.

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

Included in the results for the six months ended June 30, 2006, was a $2.7 million pretax charge incurred in the first quarter of 2006, or $0.02 per diluted share, related to the correction of certain unreconciled balance sheet differences concealed by a former employee at the Company’s Kitchener, Ontario, auction facility. The corrections were recorded in “Selling, general and administrative” expenses and decreased net income for the six months ended June 30, 2006 by a total of $1.7 million.

Reclassifications and Revisions

Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation.

ADESA, Inc.

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

Revisions Related to Cash Flows from Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”). AFC Funding Corporation securitizes a portion of its floorplan receivables using a revolving securitization structure. The securitization agreement allows for the revolving sale of undivided interests in certain eligible finance receivables by AFC Funding Corporation to a bank conduit facility.

Prior to December 31, 2005, ADESA reported an increase or decrease in operating cash flows in the Consolidated Statements of Cash Flows related to the origination and collection of certain finance receivables that were held for investment. This cash flow treatment followed AFC’s principal operating activity, originating and servicing floorplan receivables; however, according to Statement of Financial Accounting Standards (“SFAS”) No. 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, cash receipts and cash payments related to finance receivables held for investment should be classified within investing activities in the Consolidated Statements of Cash Flows. Cash flows related to the origination and collections of finance receivables held for investment are recorded in investing activities in the Consolidated Statements of Cash Flows.

Consequently, to achieve comparable presentation for all periods presented, the net change in finance receivables held for investment in the Consolidated Statements of Cash Flows for the six months ended June 30, 2005 has been revised. The amounts revised were deemed immaterial to the Company’s prior financial statements. These revisions had no impact on the total “Net (decrease) increase in cash and cash equivalents” on the Consolidated Statements of Cash Flows.

The Company has and will revise its presentation of the cash flows from finance receivables held for investment in its Consolidated Statements of Cash Flows prospectively for the comparable quarterly periods in 2005 in its 2006 quarterly reports on Form 10-Q. Prior to December 31, 2005, the cash flows arising in connection with changes in finance receivables held for investment were reported as operating cash flows. These cash flows are now reported as investing cash flows. As a result, operating and investing cash flows for the unaudited interim periods in 2005 have been and will be revised as follows:

	Six Months Ended June 30, 2005		Nine Months Ended September 30, 2005
	Reported	Revised	Reported	Revised
Operating cash flow	$14.7	$37.7	$100.5	$105.0
Investing cash flow	$(55.6)	$(79.9)	$(64.1)	$(69.3)

The revisions also include reclassifications to operating cash flows of insignificant amounts related to presentation of the financial results of the Company’s former vehicle importation business as discontinued operations.

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

Other Assets

Other assets consist of investments held to maturity, debt issuance costs, notes receivable, deposits, cost and equity method investments and other long-term assets. In February 2006, AFC acquired a 15 percent interest in Finance Express LLC for $12.5 million in cash. Finance Express is a financial software and services company specializing in software to facilitate the origination and servicing of motor vehicle retail installment loan contracts between independent used vehicle dealers and lending institutions. In addition, the Company also receives certain fees from Finance Express for assistance in marketing its software product and services to independent used vehicle dealers. Finance Express qualifies as a variable interest entity (“VIE”) pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). The Company is currently not the primary beneficiary of the VIE and its risk of loss is limited, in all material respects, to its investment in Finance Express. Finance Express is a LLC that maintains specific capital accounts for each member. Therefore, the Company uses the equity method of accounting for this investment in accordance with the guidance in Emerging Issues Task Force (“EITF”) 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures, and SAB Topic D-46, Accounting for Limited Partnership Investments. The Company’s share of Finance Express’ earnings or losses is recorded in “Other income, net” in the Consolidated Statements of Income and was not material for the three or six month periods ended June 30, 2006.

Stock-Based Compensation

Prior to 2006, ADESA applied the intrinsic value method provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based awards. Accordingly, the Company did not recognize compensation expense for employee stock options that were granted in prior years. However, compensation expense was recognized on other forms of stock-based awards, including restricted stock units and performance based stock awards. On January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, using the modified prospective application method, and therefore was not required to restate its financial results for prior periods. Under this method, as of January 1, 2006, ADESA will apply the provisions of this statement to new and modified awards, as well as to the nonvested portion of awards granted and outstanding before the Company’s adoption.

The Company’s stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the retirement eligible age and meet certain service requirements with either ADESA and/or its former parent, ALLETE, automatically vest when an eligible employee retires from the Company. The Company has previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e., over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, by recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123(R), new awards will be subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for converting to the non-substantive vesting period approach. The Company has revised its approach to apply the non-substantive vesting period approach to all new grants after adoption, but will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards. An

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, the Company recorded forfeitures when they occurred. Estimating forfeitures did not have a material impact on the determination of compensation expense.

On March 9, 2005, the board of directors (the “board”) of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have an exercise price of $24 per share. The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA’s initial public offering (“IPO”) in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company’s common stock became exercisable immediately and the Company disclosed incremental pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in the first quarter 2005. The options awarded in conjunction with the IPO to the Company’s named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

The Company and its board considered several factors in determining to accelerate the vesting of these options. Primarily, the acceleration enhances the comparability of the Company’s 2005 financial statements with those of 2006 and subsequent periods. The options awarded to the executive officers were special, one-time grants in conjunction with the Company’s IPO. As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the Company’s expected future grants. The Company and board also believe that the acceleration was in the best interest of the stockholders as it reduces the Company’s reported stock option expense in future periods mitigating the impact of applying SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the six months ended June 30, 2006, were $1.8 million and $1.1 million lower, respectively, than if the Company had continued to account for share-based awards under APB Opinion No. 25. Basic and diluted earnings per share from continuing operations were both $0.02 lower for the six months ended June 30, 2006 as a result of the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This change in classification did not have an impact on the Consolidated Statement of Cash Flows in the current period as the excess tax benefits recognized for the six months ended June 30, 2006 were not material.

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

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

the adoption of SFAS 123(R), pro forma net income and pro forma net income per common share were provided for stock-based awards, as if the fair value recognition provisions of SFAS 123 had been applied.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee awards in fiscal year 2005. The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model and the attribution method. The Black-Scholes option-pricing model does not consider the non-traded nature of employee stock options, the lack of transferability or a vesting period. If the model took these items into consideration, the resulting estimate for fair value of the stock options could be different. In addition, because of the change to the non-substantive vesting period approach, the application of estimated forfeitures, the acceleration of vesting of underwater IPO stock options, the fact that the Company’s options vest over three years and additional option grants are expected to be made subsequent to January 1, 2006, the results of expensing stock-based awards under SFAS 123(R) may have a materially different affect on net income in future periods than that presented below.

(in millions except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported net income	$35.9	$70.9
Add: stock-based employee compensation included in reported net income, net of tax(1)	0.5	0.7
Deduct: total stock-based employee compensation expense, net of tax	(1.3)	(11.4)
Pro forma net income	$35.1	$60.2
Earnings per share:
Basic—as reported	$0.40	$0.79
Basic—pro forma	$0.39	$0.67
Diluted—as reported	$0.40	$0.78
Diluted—pro forma	$0.39	$0.66

(1)       Reported amounts include expense associated with restricted stock units and performance share awards.

New Accounting Standards

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. The standard also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company will adopt SFAS 156 on January 1, 2007, and is currently evaluating the impact the adoption of SFAS 156 will have on the consolidated financial statements.

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007, and is currently evaluating the impact the adoption of FIN 48 will have on the consolidated financial statements. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.

Note 2—Stock-Based Compensation

Equity and Incentive Plan

Certain key employees of the Company and its subsidiaries participate in the ADESA, Inc. 2004 Equity and Incentive Plan (“the Plan”). The maximum number of shares reserved for the grant of awards under the 2004 Equity and Incentive Plan is 8.5 million. There were approximately 2.5 million remaining shares available for grant under the Plan on June 30, 2006. The Plan provides for the grant of incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. To date, the grants have taken the form of stock options, restricted stock and restricted stock units.

The Company currently uses its treasury stock to satisfy stock option exercises and stock distributions. At June 30, 2006, the Company holds 4,982,373 shares of treasury stock, and therefore does not expect to be required to purchase additional shares in fiscal 2006 to satisfy stock option exercises and stock distributions.

The compensation cost that was charged against income for all plans was $3.4 million and $1.3 million for the six months ended June 30, 2006 and 2005. The total income tax benefit recognized in the Consolidated Statements of Income for stock compensation agreements was approximately $1.3 million and $0.6 million for the six months ended June 30, 2006 and 2005.  Had the Company followed SFAS 123 rather than APB Opinion No. 25, an additional $10.7 million of compensation expense, net of tax, would have been recorded for the six months ended June 30, 2005 (as disclosed in the pro forma information in Note 1). The Company did not capitalize any stock-based compensation cost in the six months ended June 30, 2006.

Stock Options

Stock options may be granted under the Plan at a price of not less than the fair market value of a share of ADESA common stock on the date of grant and generally vest in equal annual installments over three years with expiration not to exceed six years from the date of grant. The weighted average fair value of options granted was $8.54 and $7.36 per share for the first six months of 2006 and 2005, respectively. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2006	2005
Risk-free interest rate	4.6 – 5.0%	3.6%
Expected life—years	4	4
Expected volatility	38.0%	41.0%
Dividend yield	1.15 – 1.18%	1.34%

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes stock option activity for the six months ended June 30, 2006:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	4,482,953	$22.09
Granted	338,507	$25.99
Exercised	(269,465)	$21.69
Forfeited or cancelled	(15,545)	$21.37
Outstanding at June 30, 2006	4,536,450	$22.41	4.4	$5.7
Exercisable at June 30, 2006	3,794,830	$22.09	4.3	$5.7

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on ADESA’s closing stock price of $22.24 on June 30, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of the Company’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0.9 million and $6.2 million. The fair value of all vested and exercisable shares at June 30, 2006 and 2005 was $84.4 million and $86.4 million.

As of June 30, 2006, there was $3.8 million of total unrecognized compensation expense related to stock options granted which is expected to be recognized over a weighted average term of 2.1 years. This unrecognized compensation expense only includes the cost for those options expected to vest, as the Company estimated expected forfeitures in accordance with SFAS 123(R). When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as actual forfeitures. An increase in estimated forfeitures would decrease compensation expense.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is the value of ADESA’s stock at the date of grant, which have ranged between $15.60 and $26.17 per share. The grants are contingent upon continued employment and vest over periods ranging from one to three years. Dividends, payable in stock, accrue on

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

a portion of the grants and are subject to the same specified terms as the original grants. As of June 30, 2006, a total of 3,279 stock units have accumulated on nonvested RSUs due to dividend reinvestment.

The following table summarizes RSU activity, excluding dividend reinvestment units, for the six months ended June 30, 2006:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2006	227,769	$23.34
Granted	77,308	$26.06
Vested	(2,932)	$22.24
Forfeited or cancelled	(3,066)	$22.75
RSUs at June 30, 2006	299,079	$24.06

As of June 30, 2006, there was $3.2 million of total unrecognized compensation expense related to nonvested RSUs granted which is expected to be recognized over a weighted average term of 1.7 years. The fair value of shares vested during the six months ended June 30, 2006 was less than $0.1 million.

Performance Based Restricted Stock Units

The Company’s 2006 long-term incentive plan includes performance based restricted stock units whose future award is contingent upon annual 2006 income from continuing operations performance. If applicable, the date of grant will occur in February 2007 and the fair value of the RSUs will be the value of ADESA’s stock at the date of grant. The potential grants will also be contingent upon continued employment and would vest 33 percent in February 2008, 33 percent in February 2009 and 34 percent in February 2010. The Company has accrued $0.6 million, pretax, at June 30, 2006 for the performance based RSUs. The amount is included in “Accrued employee benefits and compensation expenses” on the Consolidated Balance Sheet. Based on current performance and forfeiture rate assumptions, the Company expects to accrue an additional $0.6 million, pretax, in fiscal 2006.

Note 3—Acquisitions

In February 2006, the Company completed the purchase of certain assets of the N.E. Penn Salvage Company, an independently owned salvage auction in northeast Pennsylvania. The purchased assets included the accounts receivables, operating equipment and customer relationships related to the auction. In addition, the Company entered into operating lease obligations related to the facility through 2016. Initial annual lease payments for the facilities total approximately $0.1 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

In March 2006, the Company completed the acquisition of certain assets of Auction Broadcasting Company’s South Tampa used vehicle auction serving western and central Florida. The Company has renamed the auction ADESA Sarasota. The assets purchased included land and buildings, the related operating equipment, accounts receivable and customer relationships related to the auction. The auction is comprised of approximately 63 acres and includes six auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The Company did not assume any material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

ADESA acquired the two previously mentioned auctions for a total cost of $29.6 million, in cash. Preliminary purchase price allocations have been recorded for each acquisition. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $5.0 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives of 9 to 15 years. The preliminary purchase price allocations resulted in aggregate goodwill of $11.4 million. The goodwill was assigned to the auction services group reporting segment and is expected to be fully deductible for tax purposes. The Company expects to finalize the purchase price allocations related to each of the acquisitions upon receipt and analysis of third party valuations. Pro forma financial results for the acquisitions were not material.

Note 4—Long-Term Debt

Long-term debt consists of the following (in millions):

	Interest Rate	Maturity	June 30, 2006	December 31, 2005
Term Loan A	LIBOR + 1.00%	06/30/2010	$120.0	$135.0
$350 million revolving credit facility	LIBOR + 1.00%	06/30/2010	138.0	138.0
Atlanta capital lease obligation	5.0%	12/01/2013	34.5	34.5
Senior subordinated notes	7 5/8%	06/15/2012	125.0	125.0
Canadian line of credit	Prime + 0.25%	12/31/2006	—	—
Total debt			417.5	432.5
Less current portion of long-term debt			70.0	70.0
Long-term debt			$347.5	$362.5

On July 25, 2005, the Company entered into a $500 million credit facility, pursuant to the terms and conditions of an amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement provides for a five year $150 million term loan and a $350 million revolving credit facility. Letters of credit reducing the available line of credit were $14.6 million at June 30, 2006. Contractual debt obligations over the next twelve months are limited to principal payments totaling $30 million on the Company’s Term Loan A. The remaining $40 million classified as a current liability represents estimated repayments pursuant to the Company’s revolving credit facility in accordance with SFAS 6, Classification of Short-Term Obligations Expected to be Refinanced. The credit facility is guaranteed by substantially all of the Company’s material domestic subsidiaries (excluding, among others, AFC Funding Corporation), and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65 percent of certain capital interests of the Company’s Canadian subsidiaries.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments.  EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude after-tax (a) gains or losses from asset sales; (b) temporary gains or losses on currency; (c) certain non-recurring gains and losses; (d) stock option expense; and (e) certain other noncash amounts included in the determination of net income, is the principal measure of liquidity utilized in the calculation of the financial ratios contained in the covenants.

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

In addition, the senior subordinated notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. At June 30, 2006, the Company was in compliance with the covenants contained in both the credit facility and the senior subordinated notes.

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

The Company designates its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At June 30, 2006, the fair value of the interest rate swap agreements was a $1.1 million gain recorded in “Other assets” on the Consolidated Balance Sheet. At December 31, 2005, the fair value of the interest rate swap agreements consisted of a $0.9 million gain recorded in “Other assets” and a $0.1 million loss recorded in “Other liabilities” on the Consolidated Balance Sheet. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on interest rate swap agreements are included as a component of “Accumulated other comprehensive income”. At June 30, 2006, there was a net unrealized gain totaling $0.7 million, net of taxes of $0.4 million. At December 31, 2005, there was a net unrealized gain totaling $0.5 million, net of taxes of $0.3 million.

Note 6—Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. Effective March 31, 2006, AFC and AFC Funding Corporation amended their securitization agreement. As part of the amendment, the expiration date of the agreement was extended from June 30, 2008 to April 30, 2009. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $600 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $550 million and $425 million at June 30, 2006 and December 31, 2005, respectively. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

At June 30, 2006, AFC managed total finance receivables of $772.7 million, of which $690.2 million had been sold without recourse to AFC Funding Corporation. At December 31, 2005, AFC managed total finance receivables of $655.7 million, of which $581.9 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

to the bank conduit facility with recourse totaling $458.0 million and $399.8 million at June 30, 2006 and December 31, 2005, respectively. Finance receivables include $62.4 million and $51.1 million classified as held for sale and $188.7 million and $148.0 million classified as held for investment at June 30, 2006 and December 31, 2005, respectively. AFC’s allowance for losses of $3.4 million and $2.4 million at June 30, 2006 and December 31, 2005, respectively, include an estimate of losses for finance receivables. Additionally, accrued liabilities of $4.1 million and $2.9 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at June 30, 2006 and December 31, 2005, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA’s credit facility. At June 30, 2006, the Company was in compliance with the covenants contained in the securitization agreement.

Note 7—Earnings Per Share

The following table sets forth the computation of earnings per share (in millions except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income from continuing operations	$36.2	$36.1	$72.5	$71.2
Loss from discontinued operations, net of income taxes	(0.1)	(0.2)	(0.1)	(0.3)
Net income	$36.1	$35.9	$72.4	$70.9
Weighted average common shares outstanding	89.86	89.69	89.81	90.19
Effect of dilutive stock options and restricted stock awards	0.35	0.45	0.42	0.48
Weighted average common shares outstanding and assumed conversions	90.21	90.14	90.23	90.67
Earnings per share—basic
Income from continuing operations	$0.40	$0.40	$0.81	$0.79
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income	$0.40	$0.40	$0.81	$0.79
Earnings per share—diluted
Income from continuing operations	$0.40	$0.40	$0.80	$0.78
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income	$0.40	$0.40	$0.80	$0.78

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period. Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company’s stock-based

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

employee compensation programs. Total options outstanding at June 30, 2006 and 2005 were 4.5 million and 4.6 million. Stock options with an exercise price per share greater than the average market price per share were excluded from the calculation of diluted earnings per share for all periods presented as including these options would have an anti-dilutive impact. Approximately 3.2 million options were excluded from the calculation of diluted earnings per share for the quarters ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, approximately 0.3 million and 3.2 million options were excluded from the calculation of diluted earnings per share. The Company’s policy for calculating the potential windfall tax benefit or shortfall for the purpose of calculating assumed proceeds under the treasury stock method excludes the impact of pro forma deferred tax assets related to partially or fully vested awards on the date of adoption.

Note 8—Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$36.1	$35.9	$72.4	$70.9
Other comprehensive income, net of tax
Foreign currency translation gain (loss)	11.6	(2.8)	10.5	(4.7)
Unrealized gain (loss) on interest rate swaps	—	(0.3)	0.2	0.7
Comprehensive income	$47.7	$32.8	$83.1	$66.9

The composition of “Accumulated other comprehensive income” at June 30, 2006 and December 31, 2005 was the net unrealized gains or losses on interest rate swaps of $0.7 million and $0.5 million and foreign currency translation adjustments of $60.6 million and $50.1 million, respectively.

Note 9—Segment Information

During the second quarter of 2006, the Company implemented several organizational realignment and management changes intended to better position the Company to serve its diverse customer bases, accommodate anticipated growth and realize operational efficiencies across all business lines. The former auction and related services or “ARS” segment is now referred to as Auction Services Group (“ASG”). ASG encompasses all wholesale and salvage auctions throughout North America (U.S. and Canada). The former dealer financing segment is now referred to Dealer Services Group (“DSG”). DSG is the umbrella group that was formed to include the Automotive Finance Corporation (AFC) finance business as well as other businesses and ventures the Company may enter into, focusing on providing the Company’s independent used vehicle dealer customers with value-added ancillary services and products.

Prior to the second quarter of 2006, the Company’s operations were grouped into four operating segments: U.S. used vehicle auctions, Canada used vehicle auctions, Impact salvage auctions and AFC and aggregated into two reportable business segments: auction and related services and dealer financing. Prior to the second quarter of 2006, the used vehicle auction operating segment consisted of two operating segments (U.S. used vehicle auctions and Canada used vehicle auctions).

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

As a result of the realignment, the Company combined the U.S. and Canadian used vehicle auctions into one operating segment. As of the second quarter of 2006, the Company aggregates its three operating segments (used vehicle auctions, Impact salvage auctions and AFC) into two reportable business segments: ASG and DSG. The realignment had no impact on aggregation of financial information at the reportable segment level.

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

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company’s reportable segments is set forth below (in millions):

	Auction Services Group	Dealer Services Group	Holding Company	Consolidated
Three Months Ended June 30, 2006
Operating revenues	$239.7	$36.2	$—	$275.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	130.0	7.7	—	137.7
Selling, general and administrative	52.8	5.6	5.4	63.8
Depreciation and amortization	9.9	0.9	0.2	11.0
Total operating expenses	192.7	14.2	5.6	212.5
Operating profit (loss)	47.0	22.0	(5.6)	63.4
Interest expense	1.2	—	5.9	7.1
Other income, net	(1.6)	0.4	(0.6)	(1.8)
Income (loss) from continuing operations before income taxes	47.4	21.6	(10.9)	58.1
Income taxes	18.2	8.0	(4.3)	21.9
Income (loss) from continuing operations	$29.2	$13.6	$(6.6)	$36.2
Assets	$1,642.9	$399.8	$33.7	$2,076.4
Three Months Ended June 30, 2005
Operating revenues	$214.3	$32.2	$—	$246.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	108.9	6.2	—	115.1
Selling, general and administrative	46.6	5.3	4.2	56.1
Depreciation and amortization	8.9	1.0	0.1	10.0
Total operating expenses	164.4	12.5	4.3	181.2
Operating profit (loss)	49.9	19.7	(4.3)	65.3
Interest expense	1.6	—	6.9	8.5
Other income, net	(1.4)	(0.1)	(0.8)	(2.3)
Income (loss) from continuing operations before income taxes	49.7	19.8	(10.4)	59.1
Income taxes	19.4	7.7	(4.1)	23.0
Income (loss) from continuing operations	$30.3	$12.1	$(6.3)	$36.1
Assets	$1,704.2	$345.7	$41.9	$2,091.8

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

	Auction Services Group	Dealer Services Group	Holding Company	Consolidated
Six Months Ended June 30, 2006
Operating revenues	$490.1	$71.4	$—	$561.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	267.0	14.9	—	281.9
Selling, general and administrative	108.3	11.3	11.1	130.7
Depreciation and amortization	19.7	1.8	0.3	21.8
Total operating expenses	395.0	28.0	11.4	434.4
Operating profit (loss)	95.1	43.4	(11.4)	127.1
Interest expense	2.1	—	12.0	14.1
Other income, net	(2.6)	0.6	(1.5)	(3.5)
Income (loss) from continuing operations before income taxes	95.6	42.8	(21.9)	116.5
Income taxes	36.9	15.8	(8.7)	44.0
Income (loss) from continuing operations	$58.7	$27.0	$(13.2)	$72.5
Assets	$1,642.9	$399.8	$33.7	$2,076.4
Six Months Ended June 30, 2005
Operating revenues	$428.0	$61.2	$—	$489.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	217.4	12.2	—	229.6
Selling, general and administrative	91.4	10.2	9.3	110.9
Depreciation and amortization	16.9	2.1	0.2	19.2
Total operating expenses	325.7	24.5	9.5	359.7
Operating profit (loss)	102.3	36.7	(9.5)	129.5
Interest expense	2.9	—	13.7	16.6
Other income, net	(2.0)	(0.1)	(1.7)	(3.8)
Income (loss) from continuing operations before income taxes	101.4	36.8	(21.5)	116.7
Income taxes	39.7	14.2	(8.4)	45.5
Income (loss) from continuing operations	$61.7	$22.6	$(13.1)	$71.2
Assets	$1,704.2	$345.7	$41.9	$2,091.8

Note 10—Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business. In August 2005, ADESA sold ComSearch, Inc. which provides professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. The financial results of the vehicle importation business and ComSearch have

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

been accounted for as discontinued operations for all periods presented. Both businesses were formerly included in the ASG segment.

Revenues from discontinued operations were $1.2 million and $2.5 million for the three and six months ended June 30, 2005. Net loss from discontinued operations for the three and six months ended June 30, 2006 includes interest on the vehicle importation business adverse judgment of $0.1 million. Net loss from discontinued operations for the three and six months ended June 30, 2005 of $0.2 million and $0.3 million is representative of operating losses at ComSearch and interest on the vehicle importation business adverse judgment.

At June 30, 2006 and December 31, 2005, there were no assets and $7.0 and $6.8 million, respectively, in liabilities related to discontinued operations. Liabilities at June 30, 2006 and December 31, 2005 represent the accrual of the importation adverse judgment, currently under appeal, and accrued interest on the award pursuant to Michigan law. This and other legal matters are discussed in the description of legal proceedings in Part II, Item 1 (“Legal Proceedings”) of this report.

Note 11—Dividends

On June 15, 2006, the Company paid a second quarter dividend of $0.075 per common share. On July 25, 2006, the Company’s board of directors declared a third quarter dividend of $0.075 per common share payable September 15, 2006, to stockholders of record on August 16, 2006.

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

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $2.8 million at June 30, 2006 and December 31, 2005. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

ADESA, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends, and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions, and anticipated cash requirements) may be forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Such statements, including: statements regarding: the Company’s future growth; trends and expectations regarding conversion rates; expectations regarding economic conditions and their impact on retail used vehicle sales and the Company; increases in auction volumes; management’s ability to capitalize on increasing volumes, if any; anticipated capital expenditures; the Company’s competitive position; and acquisition opportunities are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006. Some of these factors include:

•       trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•       economic conditions including fuel prices and Canadian exchange rate and interest rate fluctuations;

•       weather;

•       competition;

•       litigation developments;

•       trends in the vehicle remarketing industry;

•       business development activities, including acquisitions and integration of acquired businesses;

•       investments in technology;

•       strategic actions, including dispositions;

•       general business conditions;

•       changes in applicable tax laws and regulations (including significant accounting and tax matters);

•       vehicle production; and

•       other risks described from time to time in ADESA’s filings with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q filed by ADESA in 2006.

Many of these risk factors are outside of ADESA’s control, and as such, they involve risks which are not currently known to ADESA that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date hereof and ADESA does not undertake to update its forward-looking statements.

The Company’s future growth depends on a variety of factors, including its ability to increase vehicle sold volumes and loan transaction volumes, acquire additional auctions, manage expansion and integration of acquisitions, control costs in its operations, introduce modest fee increases, expand its product and service offerings including technological development and retain its executive officers and key employees.

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

Executive Overview

The volume of used vehicles coming to auction continued to increase in the second quarter of 2006. The Company believes the increase in used vehicles coming to auction is a positive longer-term trend for the business. In addition, lease penetration rates, one of the leading indicators of institutional used vehicles returning to auction, have increased to approximately 24.6 percent in the second quarter of 2006 from a low 19.3 percent in the first quarter of 2004. However, softness in the retail used vehicle market continued in the second quarter of 2006. In addition to the relatively high retail used vehicle prices, several macro-economic factors including concerns related to interest rates and higher fuel prices continued to negatively affect retail used vehicle demand. Retail used vehicle sales for the six months ended June 30, 2006 decreased over 4 percent from the comparable period in 2005. Weakness in retail demand for used vehicles was reflected in the Company’s used vehicle conversion percentage which decreased from 62.4 percent in the second quarter of 2005 to 58.2 percent in the second quarter of 2006. The Company generally expects conversion rates should improve over time as concerns related to economic conditions abate and retail used vehicle sales improve.

Despite a challenging environment, ADESA’s second quarter revenues increased nearly 12 percent compared with the second quarter of 2005, primarily due to a 10 percent increase in revenue per vehicle sold resulting from an increase in ancillary services driven by a 7 percent increase in the vehicles entered to the Company’s used vehicle auctions. In addition, the Dealer Services Group segment performed well in the second quarter of 2006 reporting a 5 percent increase in loan transactions and 6 percent increase in revenue per loan transaction. However, increases in costs of services primarily due to an increase in the volume of lower margin services such as transportation and reconditioning, increased costs associated with handling an additional 52,000 used vehicles entered for sale and the impact of adopting FAS 123(R) negatively affected operating results.

For the quarter ended June 30, 2006, the Company reported record second quarter revenue of $275.9 million and net income of $36.1 million or $0.40 per diluted share, compared with revenue of $246.5 million and net income of $35.9 million or $0.40 per diluted share for the second quarter of 2005. On January 1, 2006, the Company implemented Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment, which resulted in approximately $0.8 million of pretax incremental stock-based compensation or nearly $0.01 per diluted share for the quarter ended June 30, 2006.

For the six months ended June 30, 2006, the Company reported revenue of $561.5 million and net income of $72.4 million or $0.80 per diluted share, compared with revenue of $489.2 million and net income of $70.9 million or $0.78 per diluted share for the six months ended June 30, 2005. In addition, in the first six months of 2006, ADESA incurred $3.4 million of pretax stock based compensation expense, of which $1.8 million was incremental as a result of the adoption of Statement of Financial Accounting

Standards 123(R), Share-Based Payment. Included in the results for the six months ended June 30, 2006, is a $2.7 million pretax charge incurred in the first quarter of 2006, or $0.02 per diluted share, related to the correction of certain unreconciled balance sheet differences concealed by a former employee at the Company’s Kitchener, Ontario, auction facility acquired in June 2000. The business continues to generate a significant amount of cash. Cash provided by operations was $55.7 million for the six months ended June 30, 2006, compared with cash provided by operations of $37.7 million for the six months ended June 30, 2005.

During the second quarter of 2006, the Company implemented several organizational realignment and management changes intended to better position the company to serve its diverse customer bases, accommodate anticipated growth and realize operational efficiencies across all business lines. Brad Todd was appointed as President, Auction Services Group (“ASG”). ASG encompasses all wholesale and salvage auctions throughout North America (U.S. and Canada). Cam Hitchcock, formerly the Chief Financial Officer of ADESA, Inc., was appointed as President, Dealer Services Group (“DSG”). DSG is the umbrella group that was formed to include the Automotive Finance Corporation (AFC) finance business as well as other businesses and ventures the Company may enter into, focusing on providing the Company’s independent used vehicle dealer customers with value-added ancillary services and products. Prior to the second quarter of 2006, the ASG segment was referred to as auction and related services or “ARS”, and the DSG segment was referred to as dealer financing. Both Hitchcock and Todd report to A. R. Sales, the newly appointed President and Chief Operating Officer of ADESA, Inc. The Company expects that this organizational realignment will accelerate its efforts to grow the business, enhance customer satisfaction and improve operating efficiency by more effectively cross-selling the Company’s product offerings and improving operational best practices and asset utilization across business lines.

The Company continues to invest in its core information technology capabilities and capacity expansion. Both the number of vehicles offered and sold on LiveBlock® continues to grow. In the second quarter of 2006, the Company completed the roll-out of its customer relationship management technology, Salesforce.com®. The Company is rolling out its AutoVision® wireless vehicle inspection technology to its used vehicle auction operations. Management believes that these areas of investment are critical to both maintaining the Company’s competitive position and positioning itself for future growth. In addition, the Company continues to be optimistic about its acquisition opportunities and remains focused on accelerating its deployment of capital.

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

Results of Operations

The following table sets forth operations data for the periods indicated (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Operations Data:	2006	2005	$	%	2006	2005	$	%
Auction services group revenue
U.S.	$181.9	$166.1			$379.1	$335.2
Canada	57.8	48.2			111.0	92.8
Dealer services group revenue
U.S.	33.1	29.9			65.4	57.1
Canada	3.1	2.3			6.0	4.1
Total revenue	275.9	246.5	29.4	12%	561.5	489.2	72.3	15%
Cost of services (exclusive of depreciation and amortization)	137.7	115.1	22.6	20%	281.9	229.6	52.3	23%
Selling, general and administrative	63.8	56.1	7.7	14%	130.7	110.9	19.8	18%
Depreciation and amortization	11.0	10.0	1.0	10%	21.8	19.2	2.6	14%
Operating profit	63.4	65.3	(1.9)	(2.9)%	127.1	129.5	(2.4)	(1.9)%
Net income	$36.1	$35.9	$0.2	0.6%	$72.4	$70.9	$1.5	2%

The following table sets forth operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Operations Data:	2006	2005	2006	2005
Auction services group revenue	86.9%	86.9%	87.3%	87.5%
Dealer services group revenue	13.1%	13.1%	12.7%	12.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization)	49.9%	46.7%	50.2%	46.9%
Selling, general and administrative	23.1%	22.8%	23.3%	22.7%
Depreciation and amortization	4.0%	4.0%	3.9%	3.9%
Operating profit	23.0%	26.5%	22.6%	26.5%

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

Three Months Ended June 30, 2006

Operating Revenue

Auction Services Group

	Three Months Ended June 30,
(In millions except volumes and per vehicle amounts)	2006	2005	% Change
Auction services group revenue	$239.7	$214.3	12%
Vehicles sold
Used	444,888	444,787	<1%
Salvage	56,719	49,695	14%
Total vehicles sold	501,607	494,482	1%
Used vehicles entered (excludes salvage)	764,867	712,897	7%
Used vehicle conversion percentage	58.2%	62.4%
Revenue per vehicle sold	$478	$434	10%

Revenue from ASG increased $25.4 million, or 12 percent, to $239.7 million for the quarter ended June 30, 2006, compared with $214.3 million for the quarter ended June 30, 2005. The increase in revenue was a result of a 10 percent increase in revenue per vehicle sold during the quarter and a 1 percent increase in vehicles sold.

Revenue per vehicle sold increased $44, or 10 percent, for the three months ended June 30, 2006, compared with the three months ended June 30, 2005. The 10 percent increase in revenue per vehicle sold resulted in increased auction services group revenue of approximately $22.9 million. The increase in revenue per vehicle sold was primarily attributable to an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from a 7 percent increase in the number of institutional vehicles entered as well as a salvage vehicle mix shift. These factors resulted in increased ASG revenue of approximately $11.0 million. Selected fee increases, driven in part by higher wholesale used vehicle prices, resulted in increased ASG revenue of approximately $6.2 million. The higher transportation, reconditioning, other ancillary services revenues as well as the change in mix of salvage vehicles sold also resulted in corresponding increases in cost of services. Fluctuations in the Canadian exchange rate increased revenue by approximately $5.7 million for the quarter ended June 30, 2006, compared with the quarter ended June 30, 2005.

The total number of vehicles sold increased 1 percent in the second quarter of 2006 compared with 2005, resulting in an increase in ASG revenue of approximately $2.5 million. The increase in vehicles sold was primarily the result of added volumes from recent acquisitions. The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, declined to 58.2 percent for the quarter ended June 30, 2006, from 62.4 percent for the quarter ended June 30, 2005, reflecting a relatively weak retail used vehicle market in the second quarter of 2006 compared with the second quarter of the prior year. The decline in the used vehicle conversion percentage negatively impacted ASG revenues, cost of sales and operating profit for the three months ended June 30, 2006 compared with the three months ended June 30, 2005.

Dealer Services Group

	Three Months Ended June 30,
(In millions except volumes and per loan amounts)	2006	2005	% Change
Dealer services group revenue
Gain on sale of finance receivables	$18.8	$17.0
Interest and fee income	17.6	14.5
Other revenue	0.1	0.1
Provision for credit losses	(0.3)	0.6
Total dealer services group revenue	$36.2	$32.2	12%
Loan transactions	295,959	280,649	5%
Revenue per loan transaction	$122	$115	6%

DSG revenue increased to $36.2 million for the quarter ended June 30, 2006, compared with $32.2 million for the quarter ended June 30, 2005. The 12 percent increase in DSG revenue was driven by a 6 percent increase in revenue per loan transaction and a 5 percent increase in the number of loan transactions for the quarter ended June 30, 2006, compared with the quarter ended June 30, 2005. The increase in loan transactions was primarily the result of an increase in floorplan utilization by AFC’s existing dealer base.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $7, or 6 percent, primarily driven by a $3.1 million increase in fee and interest income as the Federal Funds rate has increased approximately 200 basis points since June 30, 2005. Increases in both the average values of vehicles floored as well as the average portfolio duration also contributed to the increase in revenue per loan transaction. An increase in the provision for credit losses of $0.9 million compared with the three months ended June 30, 2005 partially offset the increase in revenue per loan transaction.

Cost of Services

Cost of services increased $22.6 million, or 20 percent, for the three months ended June 30, 2006, compared with the three months ended June 30, 2005. Weak retail used vehicle demand resulted in a decrease in the used vehicle conversion rate from 62.4 percent for the quarter ended June 30, 2005 to 58.2 percent for the quarter ended June 30, 2006. Cost of services was significantly impacted by an increase in lower margin services such as transportation, reconditioning and other ancillary services, as well as costs associated with handling an additional 52,000 used vehicles entered for sale at the Company’s auctions in the second quarter of 2006 compared with the second quarter of 2005. Fluctuations in the Canadian exchange rate increased cost of services by approximately $2.8 million.

Cost of services at the ASG segment increased $21.1 million, or 19 percent, to $130.0 million for the quarter ended June 30, 2006. A $6.1 million increase in transportation costs, which includes fuel costs, was a leading driver increasing cost of services. Increases in reconditioning and other ancillary services costs totaling $3.5 million, primarily resulting from a 7 percent increase in the number of institutional vehicles entered, also impacted cost of services for the ASG segment. Cost of services was significantly impacted by costs associated with handling an additional 52,000 used vehicles entered for sale at the Company’s used vehicle auctions in the second quarter of 2006 compared with the second quarter of 2005. The addition of acquired used vehicle and salvage auctions over the last twelve months further contributed to the increase in cost of services, along with a change in mix of salvage vehicles sold. Fluctuations in the Canadian exchange rate increased cost of services at the ASG segment by approximately $2.8 million.

Cost of services at the DSG segment increased $1.5 million, or 24 percent, to $7.7 million for the three months ended June 30, 2006 primarily due to increased compensation and related employee benefit costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.7 million, or 14 percent, for the quarter ended June 30, 2006, compared with the quarter ended June 30, 2005. This increase was primarily due to compensation and related employee benefit cost increases, the impact of 2005 and 2006 acquisitions, and an increase of $1.2 million associated with fluctuations in the Canadian exchange rate. In addition, in the second quarter of 2006, ADESA incurred $1.7 million of pretax stock based compensation expense, of which $0.8 million was incremental as a result of the adoption of Statement of Financial Accounting Standards 123(R), Share-Based Payment.

Selling, general and administrative expenses at the ASG segment increased $6.2 million, or 13 percent, to $52.8 million for the quarter ended June 30, 2006 primarily due to increases in compensation and related employee benefit costs totaling $2.6 million, which included severance and other separation costs related to the departure of a senior executive. The ASG segment also incurred $0.5 million of incremental stock based compensation. In addition, there was an increase of $1.1 million associated with fluctuations in the Canadian exchange rate.

Selling, general and administrative expenses at the DSG segment increased $0.3 million, or 6 percent, to $5.6 million for the quarter ended June 30, 2006, primarily due to increases in certain professional fees, as well as employee training and travel costs.

Selling, general and administrative expenses at the holding company increased $1.2 million, or 29 percent, to $5.4 million for the second quarter of 2006 relative to the second quarter of 2005, due to increases in compensation and related employee benefits as well as costs for executive and director searches.

As the Company continues strategic actions such as corporate development, standardization and centralization, and dealer consignment sales and training initiatives, selling, general and administrative expenses are expected to increase in the short-term. However, the Company believes the long-term benefits justify the current investments.

Depreciation and Amortization

Depreciation and amortization totaled $11.0 million for the three months ended June 30, 2006, representing an increase of $1.0 million, or 10 percent, from the $10.0 million reported for the three months ended June 30, 2005. The increase in depreciation and amortization was a result of the Company’s capital spending in 2005, including over $20 million related to information technology, which generally has a shorter depreciable life. The Company continues to invest in its core information technology capabilities, as well as new technology service offerings, relocations and acquisitions.

Operating Profit

Operating profit decreased $1.9 million, or 3 percent, for the quarter ended June 30, 2006, compared with the quarter ended June 30, 2005. As a percentage of revenue, operating profit decreased to 23.0 percent in the quarter ended June 30, 2006, compared with 26.5 percent in the quarter ended June 30, 2005. This decrease was primarily the result of increased operating expenses at the ASG segment driven by a soft retail used vehicle market and declining used vehicle conversion rates.

Operating profit at the ASG segment decreased $2.9 million, or 6 percent, to $47.0 million for the quarter ended June 30, 2006, primarily as a result of the 3.5 percent increase in cost of services as a percent of revenues. Cost of services was significantly impacted by costs associated with an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from a significant increase in the number of institutional vehicles entered. Additionally, the additional handling costs related to the incremental 52,000 used vehicles entered increased cost of services. Furthermore, selling, general and administrative expenses at the ASG segment increased by $1.1 million due to fluctuations in the Canadian exchange rate.

Operating profit at the DSG segment increased $2.3 million, or 12 percent, to $22.0 million for the quarter ended June 30, 2006 primarily as a result of the 12 percent increase in revenue and an approximately 1 percent decrease in selling, general and administrative expenses as a percentage of revenues. Increased revenue at the DSG segment more than offset higher operating expenses associated with processing more loan transactions, which resulted in increased operating profit at the DSG segment.

Operating profit in the ASG and DSG segments was offset by a $1.3 million increase in holding company operating expenses, consisting of compensation and related employee benefits costs at the holding company as well as costs for executive and director searches.

Interest Expense

Interest expense decreased $1.4 million, or 16 percent, for the quarter ended June 30, 2006, compared with the quarter ended June 30, 2005, as the Company is carrying less debt than in the second quarter of 2005.

Income Taxes

The effective income tax rate on income from continuing operations was 37.7 percent for the quarter ended June 30, 2006, a decrease from the effective rate of 38.9 percent for the quarter ended June 30, 2005. The second quarter 2006 rate of 37.7 percent is fairly consistent with the full year 2005 rate of 37.5 percent, and reflects the anticipated full year 2006 effective tax rate.

Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business. In August 2005, ADESA sold ComSearch, Inc. which provides professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. The financial results of the vehicle importation business and ComSearch have been classified as discontinued operations. Net loss from discontinued operations for the three months ended June 30, 2006 includes interest on the vehicle importation business adverse judgment of $0.1 million. Net loss from discontinued operations for the three months ended June 30, 2005 of $0.2 million is representative of operating losses at ComSearch and interest on the vehicle importation business adverse judgment. For a further description of the importation legal matter see Part II Item 1. “Legal Proceedings”.

Six Months Ended June 30, 2006

Operating Revenue

Auction Services Group

	Six Months Ended June 30,
(In millions except volumes and per vehicle amounts)	2006	2005	% Change
Auction services group revenue	$490.1	$428.0	15%
Vehicles sold
Used	913,099	904,745	1%
Salvage	120,065	104,183	15%
Total vehicles sold	1,033,164	1,008,928	2%
Used vehicles entered (excludes salvage)	1,471,322	1,378,223	7%
Used vehicle conversion percentage	62.1%	65.6%
Revenue per vehicle sold	$474	$424	12%

Revenue from ASG (“ASG”) increased $62.1 million, or 15 percent, to $490.1 million for the six months ended June 30, 2006, compared with $428.0 million for the six months ended June 30, 2005. The 15 percent increase in revenue was a result of a 12 percent increase in revenue per vehicle sold during the six months and a 2 percent increase in vehicles sold.

Revenue per vehicle sold increased $50, or 12 percent, for the six months ended June 30, 2006, compared with the six months ended June 30, 2005. The 12 percent increase in revenue per vehicle sold resulted in increased ASG revenue of approximately $53.2 million. The increase in revenue per vehicle sold was primarily attributable to an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from a 7 percent increase in the number of institutional vehicles entered as well as a salvage vehicle mix shift. These factors resulted in increased ASG revenue of approximately $30.6 million. Selected fee increases, driven in part by higher wholesale used vehicle prices, resulted in increased ASG revenue of approximately $13.9 million. The higher transportation, reconditioning, and other ancillary services revenues as well as the change in mix of salvage vehicles sold also resulted in corresponding increases in cost of services. Fluctuations in the Canadian exchange rate increased revenue by approximately $8.7 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005.

The total number of vehicles sold increased 1 percent in the first half of 2006 compared with 2005, resulting in an increase in ASG revenue of approximately $8.9 million. The increase in vehicles sold was primarily the result of added volumes from recent acquisitions. The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, declined to 62.1 percent for the six months ended June 30, 2006 from 65.6 percent for the six months ended June 30, 2005 reflecting a relatively weak retail used vehicle market in the first half of 2006 compared with the first half of the prior year. The decline in the used vehicle conversion percentage negatively impacted ASG revenues, cost of sales and operating profit for the six months ended June 30, 2006 compared with the six months ended June 30, 2005.

Dealer Services Group

	Six Months Ended June 30,
(In millions except volumes and per loan amounts)	2006	2005	% Change
Dealer services group revenue
Gain on sale of finance receivables	$39.4	$34.1
Interest and fee income	32.8	27.6
Other revenue	0.2	0.3
Provision for credit losses	(1.0)	(0.8)
Total dealer services group revenue	$71.4	$61.2	17%
Loan transactions	576,911	559,626	3%
Revenue per loan transaction	$124	$109	14%

DSG revenue increased to $71.4 million for the six months ended June 30, 2006, compared with $61.2 million for the six months ended June 30, 2005. The 17 percent increase in DSG revenue was driven by a 14 percent increase in revenue per loan transaction and a 3 percent increase in the number of loan transactions for the six months ended June 30, 2006, compared with the six months ended June 30, 2005. The increase in loan transactions was primarily the result of an increase in floorplan utilization by AFC’s existing dealer base and yielded 576,911 loan transactions for the first half of 2006.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $15, or 14 percent, primarily driven by increases in interest rates and increases in both the average values of vehicles floored as well as the average portfolio duration. These factors contributed to the increase in gain on sale of $5.3 million and increased fee and interest income of $5.2 million. The Federal Funds rate has increased approximately 200 basis points since June 30, 2005.

Cost of Services

Cost of services increased $52.3 million, or 23 percent, for the six months ended June 30, 2006, compared with the six months ended June 30, 2005. Weak used vehicle demand resulted in a decrease in the used vehicle conversion rate from 65.6 percent for the six months ended June 30, 2005 to 62.1 percent for the six months ended June 30, 2006. Cost of services was significantly impacted by an increase in lower margin services such as transportation, reconditioning and other ancillary services, as well as costs associated with handling an additional 93,000 used vehicles entered for sale at the Company’s auctions in the first half of 2006 compared with the first half of 2005. Fluctuations in the Canadian exchange rate increased cost of services by approximately $4.5 million.

Cost of services at the ASG segment increased $49.6 million, or 23 percent, to $267.0 million for the six months ended June 30, 2006. A $13.0 million increase in transportation costs, which includes fuel costs, was a leading driver increasing cost of services. Increases in reconditioning and other ancillary services costs totaling $11.1 million, primarily resulting from a 7 percent increase in the number of institutional vehicles entered, also impacted cost of services for the ASG segment. Cost of services increased significantly due to the costs associated with handling an additional 93,000 used vehicles entered for sale at the Company’s used vehicle auctions in the first half of 2006 compared with the first half of 2005. The addition of the acquired used vehicle and salvage auctions over the last twelve months further contributed to the increase in cost of services, along with a change in mix of salvage vehicles sold. Fluctuations in the Canadian exchange rate increased cost of services at the ASG segment by approximately $4.5 million.

Cost of services at the DSG segment increased $2.7 million, or 22 percent, to $14.9 million for the six months ended June 30, 2006 primarily due to increased compensation and related employee benefit costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $19.8 million, or 18 percent, for the six months ended June 30, 2006, compared with the six months ended June 30, 2005. This increase was primarily due to compensation and related employee benefit cost increases, the impact of 2005 and 2006 acquisitions, and an increase of $1.9 million associated with fluctuations in the Canadian exchange rate. In the first six months of 2006, ADESA incurred $3.4 million of pretax stock based compensation expense, of which $1.8 million was incremental as a result of the adoption of Statement of Financial Accounting Standards 123(R), Share-Based Payment. In addition, selling, general and administrative expenses for the first quarter of 2006 included a $2.7 million pretax charge related to the correction of certain unreconciled balance sheet differences concealed by a former employee at the Company’s Kitchener, Ontario auction facility acquired in June 2000. The unreconciled differences accumulated and were concealed over a period of five to six years between 2000 and 2006. Approximately one-half of the amounts concealed date back to fiscal years prior to 2003. Management has implemented changes to its internal control processes and systems and has concluded that the matters related to the $2.7 million charge, individually or in the aggregate, did not give rise to or arise from a material weakness due to the nature of the items and compensating controls. In addition, management has concluded that the corrections were not material to either the current or any prior period financial statements.

Selling, general and administrative expenses at the ASG segment increased $16.9 million, or 18 percent, to $108.3 million for the six months ended June 30, 2006 primarily due to increases in compensation and related employee benefits costs totaling $6.6 million, which included severance and other separation costs related to the departure of a senior executive. The ASG segment also incurred $1.3 million of incremental stock based compensation and the $2.7 million pretax Kitchener charge. In addition, there was an increase of $1.8 million associated with fluctuations in the Canadian exchange rate.

Selling, general and administrative expenses at the DSG segment increased $1.1 million, or 11 percent, to $11.3 million for the six months ended June 30, 2006 primarily due to increases in certain professional fees, as well as employee training and travel costs.

Selling, general and administrative expenses at the holding company increased $1.8 million, or 19 percent, to $11.1 million for the first six months of 2006, primarily due to increases in compensation and related employee benefit costs as well as executive and director searches.

As the Company continues strategic actions such as corporate development, standardization and centralization, and dealer consignment sales and training initiatives, selling, general and administrative expenses are expected to increase in the short-term. However, the Company believes the long-term benefits justify the current investments.

Depreciation and Amortization

Depreciation and amortization totaled $21.8 million for the six months ended June 30, 2006, representing an increase of $2.6 million, or 14 percent, from the $19.2 million reported for the six months ended June 30, 2005. The increase in depreciation and amortization was a result of the Company’s capital spending in 2005, including over $20 million related to information technology, which generally has a shorter depreciable life. The Company continues to invest in its core information technology capabilities, as well as new technology service offerings, relocations and acquisitions.

Operating Profit

Operating profit decreased $2.4 million, or 2 percent, for the six months ended June 30, 2006, compared with the six months ended June 30, 2005. As a percentage of revenue, operating profit decreased to 22.6 percent in the first six months of 2006, compared with 26.5 percent in the first six months of 2005.

This decrease was primarily the result of increased operating expenses at the ASG segment driven by a soft retail used vehicle market and declining used vehicle conversion rates.

Operating profit at the ASG segment decreased $7.2 million, or 7 percent, to $95.1 million for the six months ended June 30, 2006, primarily as a result of the 3.7 percent increase in cost of services as a percent of revenues along with the 0.7 percent increase in selling, general and administrative expenses as a percent of revenues. Cost of services was significantly impacted by costs associated with an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from a significant increase in the number of institutional vehicles entered. Additionally, the decline in the used vehicle conversion percentage resulted in additional handling costs related to the incremental 93,000 used vehicles entered which increased cost of services. Furthermore, selling, general and administrative expenses at the ASG segment were impacted by the Kitchener charge and incremental stock-based compensation expense.

Operating profit at the DSG segment increased $6.7 million, or 18 percent, to $43.4 million for the six months ended June 30, 2006 primarily as a result of the 17 percent increase in revenue and a 0.8 percent decrease in operating expenses as a percentage of revenues. Increased revenue at the DSG segment more than offset higher operating expenses associated with processing more loan transactions, which increased operating profit at the DSG segment.

Operating profit in the ASG and DSG segments was offset by a $1.9 million increase in holding company operating expenses, consisting primarily of compensation and related employee benefit costs at the holding company.

Interest Expense

Interest expense decreased $2.5 million, or 15 percent, for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, as the Company is carrying less debt than in the first half of 2005.

Income Taxes

The effective income tax rate on income from continuing operations was 37.8 percent for the six months ended June 30, 2006, a decrease from the effective rate of 39.0 percent for the six months ended June 30, 2005. The rate for the first half of 2006 of 37.8 percent is relatively consistent with the full year 2005 rate of 37.5 percent, and reflects the anticipated full year 2006 effective tax rate.

Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business. In August 2005, ADESA sold ComSearch, Inc. which provides professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. The financial results of the vehicle importation business and ComSearch have been classified as discontinued operations. Net loss from discontinued operations for the six months ended June 30, 2006 includes interest on the vehicle importation business adverse judgment of $0.1 million. Net loss from discontinued operations for the six months ended June 30, 2005 of $0.3 million is representative of operating losses at ComSearch and interest on the vehicle importation business adverse judgment. For a further description of the importation legal matter see Part II Item 1. “Legal Proceedings”.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the strongest indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility.

	June 30,	December 31,	June 30,
(Dollars in millions)	2006	2005	2005
Cash and cash equivalents	$210.1	$240.2	$247.8
Restricted cash	$7.0	$5.7	$5.8
Working capital	$323.2	$302.0	$333.7
Amounts available under credit facility	$197.4	$199.3	$137.3
Cash flow from operations (year-to-date)	$55.7	$136.5	$37.7

Working Capital

A substantial amount of the Company’s working capital is generated from the payments received for services provided. In addition, ADESA has a $350 million revolving line of credit pursuant to the amended and restated $500 million credit facility, from which $138 million was drawn as of June 30, 2006. There were outstanding letters of credit totaling approximately $14.6 million at June 30, 2006, which reduce the available borrowings under the credit facility. The Company’s Canadian operations had letters of credit outstanding totaling $2.6 million at June 30, 2006, which do not impact available borrowings under the credit facility. The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude after-tax (a) gains or losses from asset sales; (b) temporary gains or losses on currency; (c) certain non-recurring gains and losses; (d) stock option expense; and (e) certain other noncash amounts included in the determination of net income, is the principal measure of liquidity utilized in the calculation of the financial ratios contained in the covenants. In addition, the senior subordinated notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. At June 30, 2006, the Company was in compliance with the covenants contained in the credit facility.

The majority of the Company’s working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for services are received at each auction and loan production office and are deposited locally. Most of the financial institutions place a temporary hold on the availability of the funds deposited that can range anywhere from one to three business days, resulting in cash in the Company’s accounts and on its balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, the Company has increased the amount of funds that are available for immediate use and is actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because the majority of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the unavailable cash, the Company cannot offset the cash and the outstanding checks on its balance sheet.

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

On July 25, 2006, the Company’s board of directors declared a third quarter dividend of $0.075 per common share payable September 15, 2006, to stockholders of record on August 16, 2006.

Summary of Cash Flows

ADESA’s cash flow initiatives include growing its vehicle auction and dealer financing businesses both internally by expanding facilities, services and operations, and externally through acquisitions.

	Six Months Ended June 30,
(In millions)	2006	2005	Change
Net cash provided by (used by):
Operating activities	$55.7	$37.7	$18.0
Investing activities	(91.7)	(79.9)	(11.8)
Financing activities	5.4	(13.7)	19.1
Effect of exchange rate on cash	0.5	(0.8)	1.3
Net decrease in cash and cash equivalents	$(30.1)	$(56.7)	$26.6

Cash flow from operating activities was $55.7 million for the six months ended June 30, 2006, compared with $37.7 million for the same period in 2005. Operating cash flow was favorably impacted by higher earnings and non-cash charges, primarily related to depreciation and stock-based compensation, as well as lower levels of cash used for working capital.

Net cash used for investing activities was $91.7 million for the six months ended June 30, 2006, compared with net cash used by investing activities of $79.9 million for the six months ended June 30, 2005. This change was primarily the result of a cash investment of $12.5 million in Finance Express LLC, an increase in cash used for acquisitions of $11.3 million and a larger increase in finance receivables held for investment of $7.2 million. The increase in cash used by investing activities was partially offset by a decrease in capital expenditures of $19.8 million. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below. There were no significant investing cash flows related to discontinued operations in the periods presented.

Cash provided by financing activities was $5.4 million for the six months ended June 30, 2006, compared with cash used by financing activities of $13.7 million for the same period in 2005. The primary drivers for the increase include a decline in the cash used for the repurchase of common stock of $43.4 million (a share repurchase program was in effect during the first half of 2005) and a $3.5 million decrease in debt payments, partially offset by a $24.8 million decrease in cash provided by book overdrafts. There were no significant financing cash flows related to discontinued operations in the periods presented.

Other Financial Data

EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. The Company believes that EBITDA is a useful supplement and meaningful indicator of earnings performance to be used by its investors, financial analysts and others to analyze the Company’s financial performance and results of operations over time. In addition, EBITDA is a useful supplement to net cash provided by operating activities to help investors understand the Company’s ability to generate cash flows from operations that are available for taxes, debt service and capital expenditures. Adjusted EBITDA is also used by the Company’s creditors in assessing debt covenant compliance. EBITDA adjusted to exclude after-tax (a) gains or losses from asset sales; (b) temporary gains or losses on currency; (c) certain non recurring gains and losses; (d) stock option expense; and (e) certain other noncash amounts included in the determination of net income, is the principal measure of liquidity utilized in the calculation of the financial ratios calculated in determining compliance with the financial covenants within the Company’s lending agreements.

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

The following table reconciles EBITDA to income from continuing operations and net income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$36.1	$35.9	$72.4	$70.9
Add back:
Loss from discontinued operations	0.1	0.2	0.1	0.3
Income from continuing operations	$36.2	$36.1	$72.5	$71.2
Add back:
Income tax expense	21.9	23.0	44.0	45.5
Interest expense	7.1	8.5	14.1	16.6
Depreciation and amortization	11.0	10.0	21.8	19.2
EBITDA	$76.2	$77.6	$152.4	$152.5

A reconciliation of net cash provided by operating activities, another comparable GAAP measure, to EBITDA for each of the fiscal periods indicated is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net cash provided by operating activities	$53.5	$35.3	$55.7	$37.7
Changes in operating assets and liabilities, net of acquisitions	(2.2)	12.8	48.0	58.7
Bad debt expense	(0.6)	0.7	(2.4)	(1.0)
Interest expense	7.1	8.5	14.1	16.6
Income tax expense	21.9	23.0	44.0	45.5
Deferred income tax	(1.0)	(1.7)	(2.0)	(2.2)
Discontinued operations, net of taxes	0.1	0.2	0.1	0.3
Stock-based compensation expense	(1.6)	(1.1)	(3.4)	(1.5)
Other non-cash, net	(1.0)	(0.1)	(1.7)	(1.6)
EBITDA	$76.2	$77.6	$152.4	$152.5

Capital Expenditures

Capital expenditures (excluding acquisitions and other investments) for the six months ended June 30, 2006 and the year ended December 31, 2005 totaled $16.9 million and $55.3 million, respectively and were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities and capacity expansion. Capital expenditures are expected to total between $40 million and $50 million for 2006. Anticipated expenditures are primarily attributable to ongoing improvements at existing vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support the Company’s strategic initiatives.

Acquisitions

In February 2006, the Company completed the purchase of certain assets of the N.E. Penn Salvage Company, an independently owned salvage auction in northeast Pennsylvania. The purchased assets included the accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company entered into operating lease obligations related to the facility through 2016. Initial annual lease payments for the facilities total approximately $0.1 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

In March 2006, the Company completed the acquisition of certain assets of Auction Broadcasting Company’s South Tampa used vehicle auction serving western and central Florida. The Company has renamed the auction ADESA Sarasota. The assets purchased included land and buildings, the related operating equipment, accounts receivable and customer relationships related to the auction. The auction is comprised of approximately 63 acres and includes six auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The Company did not assume any material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

ADESA acquired the two previously mentioned auctions for a total cost of $29.6 million, in cash. Preliminary purchase price allocations have been recorded for each acquisition. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $5.0 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives of 9 to 15 years. The preliminary purchase price allocations resulted in aggregate goodwill of $11.4 million. The goodwill was assigned to the ASG reporting segment and is expected to be fully deductible for tax purposes. The Company expects to finalize the purchase price allocations related to each of the acquisitions upon receipt and analysis of third party valuations. Pro forma financial results for the acquisitions were not material.

Other Investment

In February 2006, AFC acquired a 15 percent interest in Finance Express LLC for $12.5 million in cash. Finance Express is a financial software and services company specializing in software to facilitate the origination and servicing of motor vehicle retail installment loan contracts between independent used vehicle dealers and lending institutions. In addition, the Company also receives certain fees from Finance Express for assistance in marketing its software product and services to independent used vehicle dealers. Finance Express qualifies as a variable interest entity (“VIE”) pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). The Company is currently not the primary beneficiary of the VIE and its risk of loss is limited, in all material respects, to its investment in Finance Express. Finance Express is a LLC that maintains specific capital accounts for each member. Therefore, the Company uses the equity method of accounting for this investment in accordance with the guidance in Emerging Issues Task Force (“EITF”) 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures, and SAB Topic D-46, Accounting for Limited Partnership Investments. The Company’s share of Finance Express’ earnings or losses is recorded in “Other income, net” in the Consolidated Statements of Income, and was not material for the three or six month periods ended June 30, 2006.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. Effective March 31, 2006, AFC and AFC Funding Corporation amended their securitization agreement. As part of the amendment, the expiration date of the agreement was extended from June 30, 2008 to April 30, 2009. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $600 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $550 million and $425 million at June 30, 2006 and December 31, 2005, respectively. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

At June 30, 2006, AFC managed total finance receivables of $772.7 million, of which $690.2 million had been sold without recourse to AFC Funding Corporation. At December 31, 2005, AFC managed total finance receivables of $655.7 million, of which $581.9 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $458.0 million and $399.8 million at June 30, 2006 and December 31, 2005, respectively. Finance receivables include $62.4 million and $51.1 million classified as held for sale and $188.7 million and $148.0 million classified as held for investment at June 30, 2006 and December 31, 2005, respectively. AFC’s allowance for losses of $3.4 million and $2.4 million at June 30, 2006 and December 31, 2005, respectively, include an estimate of losses for finance receivables. Additionally, accrued liabilities of $4.1 million and $2.9 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at June 30, 2006 and December 31, 2005, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA’s credit facility. At June 30, 2006, the Company was in compliance with the covenants contained in the securitization agreement.

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

ADESA continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. The Company’s critical accounting estimates are discussed in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. In addition, ADESA’s most significant accounting polices are discussed in Note 3 and elsewhere in the Notes to the Consolidated Financial Statements included in Company’s 2005 Annual Report on Form 10-K, which includes audited financial statements..

Adoption of SFAS 123(R), Share-Based Payment

Prior to 2006, ADESA applied the intrinsic value method provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based awards. Accordingly, the Company did not recognize compensation expense for employee stock options that were granted in prior years. However, compensation expense was recognized on other forms of stock-based awards, including restricted stock units and performance based stock awards. On January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, using the modified prospective application method, and therefore was not required to restate its financial results for prior periods. Under this method, as of January 1, 2006, ADESA will apply the provisions of this statement to new and modified awards, as well as to the nonvested portion of awards granted and outstanding before the Company’s adoption.

The Company’s stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the retirement eligible age and meet certain service requirements with either ADESA and/or its former parent, ALLETE, automatically vest when an eligible employee retires from the Company. The Company has previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e. over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, by recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123(R), new awards will be subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for converting to the non-substantive vesting period approach. The Company has revised its approach to apply the non-substantive vesting period approach to all new grants after adoption, but will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards. An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, the Company recorded forfeitures when they occurred. Estimating forfeitures did not have a material impact on the determination of compensation expense.

On March 9, 2005, the board of directors (the “board”) of the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have an exercise price of $24 per share. The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA’s initial public offering (“IPO”) in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company’s common stock became exercisable immediately and the Company disclosed incremental pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in the first quarter 2005. The options awarded in conjunction with the IPO to the Company’s named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

The Company and its board considered several factors in determining to accelerate the vesting of these options. Primarily, the acceleration enhances the comparability of the Company’s 2005 financial statements with those of 2006 and subsequent periods. The options awarded to the executive officers were special, one-time grants in conjunction with the Company’s IPO. As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the Company’s expected future grants. The Company and board also believe that the acceleration was in the best interest of the stockholders as it reduces the Company’s reported stock option expense in future periods mitigating the impact of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the six months ended June 30, 2006, were $1.8 million and $1.1 million lower, respectively, than if the Company had continued to account for share-based awards under APB Opinion No. 25. Basic and diluted earnings per share from continuing operations were both $0.02 lower for the six months ended June 30, 2006 as a result of the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) to be classified as financing cash flows. This change in classification did not have an impact on the Consolidated Statement of Cash Flows in the current period as the excess tax benefits recognized for the six months ended June 30, 2006 were not material.

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

The Company typically issues its annual grant of stock-based awards in the first quarter of its fiscal year. See Note 2 “Stock-Based Compensation” included in this Form 10-Q for further details on the Company’s stock-based awards programs.

New Accounting Standards

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. The standard also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company will adopt SFAS 156 on January 1, 2007, and is currently evaluating what effect the adoption of SFAS 156 will have on the consolidated financial statements.

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007, and is currently evaluating the impact the adoption of FIN 48 will have on the consolidated financial statements. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company’s Canadian subsidiary. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for ADESA to meet its debt service or other obligations, these tax inefficiencies may adversely affect ADESA. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $0.8 million for the three months ended June 30, 2006 and $1.1 million for the six months ended June 30, 2006.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses interest rate swap agreements to manage its exposure to interest rate risk. The Company designates its interest rate swap agreements as cash flow hedges. The earnings impact of interest rate swaps designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in a hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in the first six months of 2006 or 2005.

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

The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At June 30, 2006, the fair value of the interest rate swap agreements was a $1.1 million gain recorded in “Other assets” on the consolidated balance sheet. At December 31, 2005, the fair value of the interest rate swap agreements consisted of a $0.9 million gain recorded in “Other assets” and a $0.1 million loss recorded in “Other liabilities” on the consolidated balance sheet. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on interest rate swap agreements are included as a component of “Accumulated other comprehensive income”. At June 30, 2006, there was a net unrealized gain totaling $0.7 million, net of taxes of $0.4 million. At December 31, 2005, there was a net unrealized gain totaling $0.5 million, net of taxes of $0.3 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term interest rates for the three and six months ended June 30, 2006 would have resulted in an increase in interest expense of approximately $0.4 million and $0.8 million, respectively.

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

The Company discontinued the operations of AIS, its vehicle importation business, in February 2003. At June 30, 2006, the Company has an accrual totaling $7.0 million ($5.8 million award plus accrued interest of $1.2 million) as a result of the jury trial verdict.

Hallett Entities

As previously reported, wholesale vehicle businesses owned or controlled by Sean Hallett, the son of James Hallett, a former Executive Vice President of ADESA, were in default with respect to three separate lines of credit with AFC and an outstanding loan through a related entity totaling $1.7 million at June 20, 2006. The lines of credit totaling $0.4 million are secured with a perfected blanket security interest in the assets of the wholesale vehicle businesses. The loan is cross-collateralized with one of the credit lines and is secured by certain unencumbered personal property valued between $0.3 million and $0.5 million. Based on an assessment of recoverability, the Company recorded provisions for credit losses totaling $1.3 million in 2004 leaving AFC with a net receivable position of $0.4 million at June 30, 2006 and December 31, 2005.

In November 2004, AFC and Automotive Finance Canada, Inc. (“AFCI”) initiated legal action and filed a statement of claim in the Ontario Superior Court of Justice alleging that Sean Hallett and his related companies (the “Hallett Entities”) had defaulted on their outstanding obligations to AFC and AFCI (Ontario Superior Court of Justice; Case File No. 04-CV-278564CM2). In December 2004, the Hallett Entities filed their statement of defense and counterclaim against AFC, AFCI, ADESA, Inc., ADESA Canada and ADESA Auctions Canada (collectively the “AFC Entities”) stating that the Hallett Entities had satisfied their debts to the AFC Entities and alleging that the AFC Entities owed approximately $6 million to Hallett in compensatory and punitive damages.

In August 2006, the AFC Entities and the Hallett Entities entered into a settlement agreement which provides, among other matters, for the Hallett Entities to transfer title of the unencumbered personal property which secured the loan to AFC, to pay the AFC Entities a total of CDN$500,000 and the dismissal of the pending proceedings.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases by ADESA of its shares of common stock during the quarter ended June 30, 2006 (actual shares):

ADESA Common Stock Repurchases (1)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1–April 30	—	$—	—	$—
May 1–May 31	365	$25.45	—	—
June 1–June 30	684	$20.84	—	—
Total	1,049	$22.44	—	$—

       (1)     Primarily reflects shares surrendered in the second fiscal quarter to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Stockholders on May 17, 2006 at the Ritz Charles in Carmel, Indiana. The board of directors of the Company solicited proxies for this meeting pursuant to a proxy statement filed under Section 14(a) of the Securities Exchange Act of 1934, as amended. The stockholders’ voted on the following matters for the annual meeting:

Proposal No. 1—Election of Directors

The following nominees for election as directors were elected for a term of three years and received the number of votes set forth below:

Name	For	Withheld
Dennis O. Green	74,306,765	1,746,790
Nick Smith	75,384,110	669,445
Deborah L. Weinstein	73,973,376	2,080,179

Following the annual meeting, David G. Gartzke and A. R. Sales continue to serve as directors with terms expiring at the 2007 annual meeting, and Wynn V. Bussman, Thomas L. Cunningham and Donald C. Wegmiller continue to serve as directors with terms expiring at the 2008 annual meeting.

Proposal No. 2—Company Proposal to Amend the Company’s Certificate of Incorporation to Provide for the Phase-in of the Annual Election of Directors

At least an 80% affirmative vote of ADESA’s outstanding voting stock was required to approve the proposed amendment to the certificate of incorporation. The amendment was approved with the following results:

For	74,512,911
Against	1,198,623
Abstentions	342,021

There were no broker non-votes for this item. Promptly after the annual meeting, ADESA filed a certificate of amendment to the certificate of incorporation with the Secretary of State of the State of Delaware. This action allowed the proposal to become effective and the phase-in of the declassification of the board will begin in 2007.

Item 6.                        Exhibits

(a)   Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADESA, Inc.
(Registrant)
Date: August 9, 2006	/s/ TIMOTHY C. CLAYTON
Timothy C. Clayton
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)
Date: August 9, 2006	/s/ SCOTT A. ANDERSON
Scott A. Anderson
Controller
(Chief Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Certificate of Amendment of Restated Certificate of Incorporation of ADESA, Inc. dated May 22, 2006.	8-K	001-32198	3.1	5/25/06
3.2	Amended and Restated By-Laws of ADESA, Inc.	8-K	001-32198	3.2	5/25/06
10.1	Severance Agreement by and between ADESA, Inc. and Angel R. Sales, dated May 1, 2006.*	8-K	001-32198	10.1	5/4//06
10.2	Annual Base Salaries for Named Executive Officers*	8-K	001-32198	N/A	6/2/06
10.3	Engagement Letter dated June 19, 2006, between ADESA, Inc. and Emerging Capital.*	8-K	001-32198	10.1	6/19/06
10.4	Amendment No.1 to Retention and Severance Agreement by and between ADESA, Inc. and Cameron C. Hitchcock, dated June 19, 2006.*					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of David G. Gartzke					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Timothy C. Clayton					X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of David G. Gartzke					X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Timothy C. Clayton					X

*                    Management contract or compensation plan or arrangement