Form 10-Q
period 2006-09-30
ADESA INC
filed 2006-11-08
CIK 1281949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of common stock outstanding as of October 31, 2006:

Class	Number of Shares Outstanding
Common	89,939,579

PART I
FINANCIAL INFORMATION

Item 1.                        Financial Statements

ADESA, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenues
Auction services group	$236.2	$208.1	$726.3	$636.1
Dealer services group	36.7	32.9	108.1	94.1
Total operating revenues	272.9	241.0	834.4	730.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	137.8	116.8	419.7	346.4
Selling, general and administrative	64.7	57.5	195.4	168.4
Depreciation and amortization	12.1	10.8	33.9	30.0
Total operating expenses	214.6	185.1	649.0	544.8
Operating profit	58.3	55.9	185.4	185.4
Interest expense	7.1	7.4	21.2	24.0
Other income, net	(1.8)	(2.5)	(5.3)	(6.3)
Loss on extinguishment of debt	—	2.9	—	2.9
Income from continuing operations before income taxes	53.0	48.1	169.5	164.8
Income taxes	18.6	16.5	62.6	62.0
Income from continuing operations	34.4	31.6	106.9	102.8
Loss from discontinued operations, net of income taxes	(0.3)	(0.1)	(0.4)	(0.4)
Net income	$34.1	$31.5	$106.5	$102.4
Earnings per share—basic
Income from continuing operations	$0.38	$0.35	$1.19	$1.14
Loss from discontinued operations, net of income taxes	—	—	—-	—
Net income	$0.38	$0.35	$1.19	$1.14
Earnings per share—diluted
Income from continuing operations	$0.38	$0.35	$1.19	$1.14
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)
Net income	$0.38	$0.35	$1.18	$1.13
Dividends declared per common share (Note 11)	$0.075	$0.075	$0.225	$0.225

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$211.2	$240.2
Restricted cash	7.3	5.7
Trade receivables, net of allowances of $5.8 (2006) and $3.9 (2005)	272.1	188.6
Finance receivables, net of allowances of $2.6 (2006) and $2.4 (2005)	233.9	196.7
Retained interests in finance receivables sold	67.2	56.8
Deferred income taxes	19.6	21.6
Other current assets	15.2	14.5
Total current assets	826.5	724.1
Other assets
Goodwill	559.0	532.6
Other intangible assets, net of accumulated amortization of $38.4 (2006) and $29.8 (2005)	49.9	42.0
Other assets	64.0	50.9
Total other assets	672.9	625.5
Property and equipment, net of accumulated depreciation of $180.7 (2006) and $155.2 (2005)	606.7	595.9
Total assets	$2,106.1	$1,945.5

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$382.2	$270.3
Accrued employee benefits and compensation expenses	42.0	35.0
Other accrued expenses	42.0	36.7
Income taxes payable	9.9	3.3
Current maturities of long-term debt	30.0	70.0
Current liabilities of discontinued operations	7.1	6.8
Total current liabilities	513.2	422.1
Non-current liabilities
Long-term debt	330.0	362.5
Deferred tax liabilities	59.7	63.6
Other liabilities	6.0	7.4
Total non-current liabilities	395.7	433.5
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 50,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 500,000,000
Issued shares: 94,868,104 (2006 and 2005)	1.0	1.0
Additional paid-in capital	672.6	668.3
Retained earnings	567.0	480.7
Treasury stock, at cost:
Shares: 4,954,436 (2006)
5,275,585 (2005)	(104.0)	(110.7)
Accumulated other comprehensive income	60.6	50.6
Total stockholders’ equity	1,197.2	1,089.9
Total liabilities and stockholders’ equity	$2,106.1	$1,945.5

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2005	94.9	$1.0	$668.3	$480.7	($110.7)	$50.6	$1,089.9
Comprehensive income:
Net income				106.5			106.5
Other comprehensive income, net of tax:
Foreign currency translation						10.2
Unrealized loss on interest rate swaps						(0.2)
Other comprehensive income							10.0
Comprehensive income							116.5
Cash dividends paid to stockholders				(20.2)			(20.2)
Issuance of common stock under stock plans			(0.3)		6.8		6.5
Stock based compensation expense			3.7				3.7
Tax benefits from employee stock plans			0.9				0.9
Repurchase of common stock					(0.1)		(0.1)
Balance at September 30, 2006	94.9	$1.0	$672.6	$567.0	($104.0)	$60.6	$1,197.2

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$106.5	$102.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.9	30.0
Bad debt expense	3.5	1.8
Deferred income taxes	3.8	14.7
Stock-based compensation expense	4.5	2.2
Loss on extinguishment of debt	—	2.9
Other non-cash, net	2.4	2.7
	154.6	156.7
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	(8.5)	(24.6)
Retained interests in finance receivables sold	(10.4)	(6.9)
Trade receivables and other assets	(82.3)	(90.5)
Accounts payable and accrued expenses	71.0	70.3
Net cash provided by operating activities	124.4	105.0
Investing activities
Net increase in finance receivables held for investment	(27.3)	(4.5)
Acquisition of businesses, net of cash acquired	(54.7)	(18.7)
Purchases of property, equipment and computer software	(24.2)	(47.8)
Purchase of other intangibles	(0.6)	(1.0)
Proceeds from the sale of property, equipment and computer software	—	0.1
Proceeds from the sale of discontinued operations	—	3.3
Equity investments	(12.6)	—
Transfer to restricted cash	(1.6)	(0.7)
Net cash used by investing activities	(121.0)	(69.3)
Financing activities
Net increase in book overdrafts	53.4	51.1
Net (decrease) increase in borrowings from lines of credit	(50.0)	158.0
Payments on long-term debt	(22.5)	(364.0)
Proceeds from long-term debt	—	150.0
Payments for debt issuance costs	—	(1.7)
Issuance of common stock under stock plans	6.3	9.5
Excess tax benefits from share-based compensation	0.2	—
Dividends paid to stockholders	(20.2)	(20.2)
Repurchase of common stock	(0.1)	(43.5)
Net cash used by financing activities	(32.9)	(60.8)
Effect of exchange rate changes on cash	0.5	1.0
Net decrease in cash and cash equivalents	(29.0)	(24.1)
Cash and cash equivalents at beginning of period	240.2	304.5
Cash and cash equivalents at end of period	$211.2	$280.4

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

Included in the results for the nine months ended September 30, 2006, was a $2.7 million pretax charge incurred in the first quarter of 2006, or $0.02 per diluted share, related to the correction of certain unreconciled balance sheet differences concealed by a former employee at the Company’s Kitchener, Ontario, auction facility. The corrections were recorded in “Selling, general and administrative” expenses and decreased net income for the nine months ended September 30, 2006 by a total of $1.7 million.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

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

The Company has revised its presentation of the cash flows from finance receivables held for investment in its Consolidated Statements of Cash Flows prospectively for the comparable quarterly periods in 2005 in its 2006 quarterly reports on Form 10-Q. Prior to December 31, 2005, the cash flows arising in connection with changes in finance receivables held for investment were reported as operating cash flows. These cash flows are now reported as investing cash flows. The amounts revised were deemed immaterial to the Company’s prior financial statements. These revisions had no impact on the total “Net (decrease) increase in cash and cash equivalents” on the Consolidated Statements of Cash Flows. Operating and investing cash flows for the unaudited interim period in 2005 have been revised as follows:

	Nine Months Ended
	September 30, 2005
	Reported	Revised
Operating cash flow	$100.5	$105.0
Investing cash flow	$(64.1)	$(69.3)

The revisions also include reclassifications to operating cash flows of insignificant amounts related to presentation of the financial results of the Company’s former vehicle importation business as discontinued operations.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Assets

Other assets consist of investments held to maturity, debt issuance costs, notes receivable, deposits, cost and equity method investments and other long-term assets. In February 2006, AFC acquired a 15 percent interest in Finance Express LLC for $12.5 million in cash. Finance Express is a financial software and services company specializing in software to facilitate the origination and servicing of motor vehicle retail installment loan contracts between independent used vehicle dealers and lending institutions. In addition, the Company also receives certain fees from Finance Express for assistance in marketing its software product and services to independent used vehicle dealers. The Company evaluated its investment in Finance Express pursuant to Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The Company is currently not the primary beneficiary of the VIE and its risk of loss is limited, in all material respects, to its investment in Finance Express. Finance Express is a LLC that maintains specific capital accounts for each member. Therefore, the Company uses the equity method of accounting for this investment in accordance with the guidance in Emerging Issues Task Force (“EITF”) 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures, and SAB Topic D-46, Accounting for Limited Partnership Investments. The Company’s share of Finance Express’ earnings or losses is recorded in “Other income, net” in the Consolidated Statements of Income and was not material for the three or nine month periods ended September 30, 2006.

Stock-Based Compensation

Prior to 2006, ADESA applied the intrinsic value method provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based awards. Accordingly, the Company did not recognize compensation expense for employee stock options that were granted in prior years. However, compensation expense was recognized on other forms of stock-based awards, including restricted stock units and performance based stock awards. On January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, using the modified prospective application method, and therefore was not required to restate its financial results for prior periods. Under this method, as of January 1, 2006, ADESA began to apply the provisions of this statement to new and modified awards, as well as to the nonvested portion of awards granted and outstanding before the Company’s adoption.

The Company’s stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the retirement eligible age and meet certain service requirements with either ADESA and/or its former parent, ALLETE, automatically vest when an eligible employee retires from the Company. The Company has previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e., over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, by recognizing any remaining unrecognized compensation cost at the date of retirement. Following adoption of SFAS 123(R), new awards are subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for converting to the non-substantive vesting period approach. The Company has revised its approach to apply the non-substantive vesting period approach to all new grants after adoption, but continues to follow the

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

nominal vesting period approach for the remaining portion of unvested outstanding awards. An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, the Company recorded forfeitures when they occurred. Estimating forfeitures did not have a material impact on the determination of compensation expense.

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

As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the nine months ended September 30, 2006, were $2.6 million and $1.6 million lower, respectively, than if the Company had continued to account for share-based awards under APB Opinion No. 25. Basic and diluted earnings per share from continuing operations were both $0.03 lower for the nine months ended September 30, 2006 as a result of the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This change in classification did not have a significant impact on the Consolidated Statement of Cash Flows in the current period as the excess tax benefits recognized for the nine months ended September 30, 2006 were approximately $0.2 million.

Prior to the adoption of SFAS 123(R), the Company applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which permitted companies to apply the existing accounting rules under APB Opinion No. 25 and related interpretations. Generally, if the exercise price of options

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

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

(in millions except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income	$31.5	$102.4
Add: stock-based employee compensation included in reported net income, net of tax (1)	0.4	1.1
Deduct: total stock-based employee compensation expense, net of tax	(0.8)	(12.2)
Pro forma net income	$31.1	$91.3
Earnings per share:
Basic—as reported	$0.35	$1.14
Basic—pro forma	$0.35	$1.01
Diluted—as reported	$0.35	$1.13
Diluted—pro forma	$0.35	$1.01

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

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS 157 will have on the consolidated financial statements.

Note 2—Stock-Based Compensation

Equity and Incentive Plan

Certain key employees of the Company and its subsidiaries participate in the ADESA, Inc. 2004 Equity and Incentive Plan (“the Plan”). The maximum number of shares reserved for the grant of awards under the 2004 Equity and Incentive Plan is 8.5 million. There were approximately 2.7 million remaining shares available for grant under the Plan on September 30, 2006. The Plan provides for the grant of incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. To date, the grants have taken the form of stock options, restricted stock and restricted stock units.

The Company currently uses its treasury stock to satisfy stock option exercises and stock distributions. At September 30, 2006, the Company holds 4,954,436 shares of treasury stock, and therefore does not expect to be required to purchase additional shares in fiscal 2006 to satisfy stock option exercises and stock distributions.

The compensation cost that was charged against income for all plans was $4.5 million and $1.9 million for the nine months ended September 30, 2006 and 2005. The total income tax benefit recognized in the Consolidated Statements of Income for stock compensation agreements was approximately $1.7 million and $0.8 million for the nine months ended September 30, 2006 and 2005.  Had the Company followed SFAS 123 rather than APB Opinion No. 25, an additional $11.1 million of compensation expense, net of tax, would have been recorded for the nine months ended September 30, 2005 (as disclosed in the pro forma information in Note 1). The Company did not capitalize any stock-based compensation cost in the nine months ended September 30, 2006.

Stock Options

Stock options may be granted under the Plan at an exercise price of not less than the fair market value of a share of ADESA common stock on the date of grant and generally vest in equal annual installments over three years with expiration not to exceed six years from the date of grant. The weighted average fair value of options granted was $8.54 and $7.36 per share for the first nine months of 2006 and 2005,

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

respectively. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2006	2005
Risk-free interest rate	4.6–5.0%	3.6%
Expected life—years	4	4
Expected volatility	38.0%	41.0%
Dividend yield	1.15–1.18%	1.34%

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

The following table summarizes stock option activity for the nine months ended September 30, 2006:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	4,482,953	$22.09
Granted	338,507	$25.99
Exercised	(288,637)	$21.20
Forfeited or cancelled	(231,068)	$23.89
Outstanding at September 30, 2006	4,301,755	$22.36	4.2	$6.5
Exercisable at September 30, 2006	3,590,746	$22.03	4.1	$6.3

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on ADESA’s closing stock price of $23.11 on September 30, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of the Company’s stock. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1.0 million and $6.3 million. The fair value of all vested and exercisable shares at September 30, 2006 and 2005 was $83.0 million and $86.8 million.

As of September 30, 2006, there was approximately $3.2 million of total unrecognized compensation expense related to stock options granted which is expected to be recognized over a weighted average term

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

of 2.0 years. This unrecognized compensation expense only includes the cost for those options expected to vest, as the Company estimated expected forfeitures in accordance with SFAS 123(R). When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as actual forfeitures. An increase in estimated forfeitures would decrease compensation expense.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is the value of ADESA’s stock at the date of grant, which have ranged between $15.60 and $26.17 per share. The grants are contingent upon continued employment and vest over periods ranging from one to three years. Dividends, payable in stock, accrue on a portion of the grants and are subject to the same specified terms as the original grants. As of September 30, 2006, a total of 3,444 stock units have accumulated on nonvested RSUs due to dividend reinvestment.

The following table summarizes RSU activity, excluding dividend reinvestment units, for the nine months ended September 30, 2006:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2006	227,769	$23.34
Granted	78,511	$26.00
Vested	(10,704)	$21.08
Forfeited or cancelled	(19,082)	$23.83
RSUs at September 30, 2006	276,494	$24.15

As of September 30, 2006, there was $2.5 million of total unrecognized compensation expense related to nonvested RSUs granted which is expected to be recognized over a weighted average term of 1.6 years. The fair value of shares vested during the nine months ended September 30, 2006 was $0.2 million.

Performance Based Restricted Stock Units

The Company’s 2006 long-term incentive plan includes performance based restricted stock units whose future award is contingent upon annual 2006 income from continuing operations performance. If applicable, the date of grant will occur in February 2007 and the fair value of the RSUs will be the value of ADESA’s stock at the date of grant. The potential grants will also be contingent upon continued employment and would vest 33 percent in February 2008, 33 percent in February 2009 and 34 percent in February 2010. The Company has accrued $0.8 million, pretax, at September 30, 2006 for the performance based RSUs. The amount is included in “Accrued employee benefits and compensation expenses” on the Consolidated Balance Sheet. Based on current performance and forfeiture rate assumptions, the Company expects to accrue an additional $0.3 million, pretax, in fiscal 2006.

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

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

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

In September 2006, the Company acquired three independent salvage auctions in the state of Texas, providing the Company a presence in the second largest salvage market in the U.S. The auctions have been renamed ADESA Impact San Antonio, ADESA Impact Houston and ADESA Impact Dallas/Ft. Worth. The assets purchased included operating equipment, accounts receivable and customer relationships related to the auctions. In addition, the Company entered into operating lease obligations related to the facilities through 2011. Initial annual lease payments for the facilities total approximately $1.2 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for these acquisitions have been included in the Company’s consolidated financial statements since the date of acquisition.

ADESA acquired the five previously mentioned auctions for a total cost of $54.3 million, in cash. Preliminary purchase price allocations have been recorded for each acquisition. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $12.8 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives of 3 to 15 years. The preliminary purchase price allocations resulted in aggregate goodwill of $23.2 million. The goodwill was assigned to the auction services group reporting segment and is expected to be fully deductible for tax purposes. The Company expects to finalize the purchase price allocations related to each of the acquisitions upon receipt and analysis of third party valuations. Pro forma financial results reflecting the acquisitions were not materially different from those reported.

Note 4—Long-Term Debt

Long-term debt consists of the following (in millions):

	Interest Rate	Maturity	September 30, 2006	December 31, 2005
Term Loan A	LIBOR + 1.00%	06/30/2010	$112.5	$135.0
$350 million revolving credit facility	LIBOR + 1.00%	06/30/2010	88.0	138.0
Atlanta capital lease obligation	5.0%	12/01/2013	34.5	34.5
Senior subordinated notes	7 5/8%	06/15/2012	125.0	125.0
Canadian line of credit	Prime + 0.25%	12/31/2006	—	—
Total debt			360.0	432.5
Less current portion of long-term debt			30.0	70.0
Long-term debt			$330.0	$362.5

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

On July 25, 2005, the Company entered into a $500 million credit facility, pursuant to the terms and conditions of an amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement provides for a five year $150 million term loan and a $350 million revolving credit facility. Letters of credit reducing the available line of credit were $14.6 million at September 30, 2006. Contractual debt obligations over the next twelve months are limited to principal payments totaling $30 million on the Company’s Term Loan A. The credit facility is guaranteed by substantially all of the Company’s material domestic subsidiaries (excluding, among others, AFC Funding Corporation), and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65 percent of certain capital interests of the Company’s Canadian subsidiaries.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments.  EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude after-tax (a) gains or losses from asset sales; (b) temporary gains or losses on currency; (c) certain non-recurring gains and losses; (d) stock option expense; and (e) certain other noncash amounts included in the determination of net income, is utilized in the calculation of the financial ratios contained in the covenants. In addition, the senior subordinated notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. At September 30, 2006, the Company was in compliance with the covenants contained in both the credit facility and the senior subordinated notes.

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

The Company designates its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At September 30, 2006, the fair value of the interest rate swap agreements was a $0.5 million gain recorded in “Other assets” on the Consolidated Balance Sheet. At December 31, 2005, the fair value of the interest rate swap agreements consisted of a $0.9 million gain recorded in “Other assets” and a $0.1 million loss recorded in “Other liabilities” on the Consolidated Balance Sheet. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on interest rate swap agreements are included as a component of “Accumulated other comprehensive income”. At September 30, 2006, there was a net unrealized gain totaling $0.3 million, net of taxes of $0.2 million. At December 31, 2005, there was a net unrealized gain totaling $0.5 million, net of taxes of $0.3 million.

Note 6—Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. Effective

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

March 31, 2006, AFC and AFC Funding Corporation amended their securitization agreement to extend the expiration date of the agreement from June 30, 2008 to April 30, 2009. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $600 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $550 million and $425 million at September 30, 2006 and December 31, 2005, respectively. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

At September 30, 2006, AFC managed total finance receivables of $786.7 million, of which $699.8 million had been sold without recourse to AFC Funding Corporation. At December 31, 2005, AFC managed total finance receivables of $655.7 million, of which $581.9 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $483.0 million and $399.8 million at September 30, 2006 and December 31, 2005, respectively. Finance receivables include $74.2 million and $51.1 million classified as held for sale and $162.3 million and $148.0 million classified as held for investment at September 30, 2006 and December 31, 2005, respectively. AFC’s allowance for losses of $2.6 million and $2.4 million at September 30, 2006 and December 31, 2005, respectively, include an estimate of losses for finance receivables. Additionally, accrued liabilities of $4.8 million and $2.9 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at September 30, 2006 and December 31, 2005, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA’s credit facility. At September 30, 2006, the Company was in compliance with the covenants contained in the securitization agreement.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Earnings Per Share

The following table sets forth the computation of earnings per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income from continuing operations	$34.4	$31.6	$106.9	$102.8
Loss from discontinued operations, net of income taxes	(0.3)	(0.1)	(0.4)	(0.4)
Net income	$34.1	$31.5	$106.5	$102.4
Weighted average common shares outstanding	89.90	89.53	89.84	89.97
Effect of dilutive stock options and restricted stock awards	0.32	0.44	0.37	0.46
Weighted average common shares outstanding and assumed conversions	90.22	89.97	90.21	90.43
Earnings per share—basic
Income from continuing operations	$0.38	$0.35	$1.19	$1.14
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income	$0.38	$0.35	$1.19	$1.14
Earnings per share—diluted
Income from continuing operations	$0.38	$0.35	$1.19	$1.14
Loss from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)
Net income	$0.38	$0.35	$1.18	$1.13

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period. Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company’s stock-based employee compensation programs. Total options outstanding at September 30, 2006 and 2005 were 4.3 million and 4.6 million. Stock options with an exercise price per share greater than the average market price per share were excluded from the calculation of diluted earnings per share for all periods presented as including these options would have an anti-dilutive impact. Approximately 3.6 million and 3.1 million options were excluded from the calculation of diluted earnings per share for the quarters ended September 30 and 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, approximately 3.0 million and 3.1 million options were excluded from the calculation of diluted earnings per share. The Company’s policy for calculating the potential windfall tax benefit or shortfall for the purpose of calculating assumed proceeds under the treasury stock method excludes the impact of pro forma deferred tax assets related to partially or fully vested awards on the date of adoption.

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$34.1	$31.5	$106.5	$102.4
Other comprehensive income, net of tax
Foreign currency translation gain (loss)	(0.3)	12.5	10.2	7.8
Unrealized gain (loss) on interest rate swaps	(0.4)	—	(0.2)	0.7
Comprehensive income	$33.4	$44.0	$116.5	$110.9

The composition of “Accumulated other comprehensive income” at September 30, 2006 and December 31, 2005 was the net unrealized gains or losses on interest rate swaps of $0.3 million and $0.5 million and foreign currency translation adjustments of $60.3 million and $50.1 million, respectively.

Note 9—Segment Information

During the second quarter of 2006, the Company implemented several organizational realignment and management changes intended to better position the Company to serve its diverse customer bases, accommodate anticipated growth and realize operational efficiencies across all business lines. The former auction and related services or “ARS” segment is now referred to as Auction Services Group (“ASG”). ASG encompasses all wholesale and salvage auctions throughout North America (U.S. and Canada). The former dealer financing segment is now referred to as Dealer Services Group (“DSG”). DSG is the umbrella group that was formed to include the Automotive Finance Corporation (“AFC”) finance business as well as other businesses and ventures the Company may enter into, focusing on providing the Company’s independent used vehicle dealer customers with value-added ancillary services and products.

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

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company’s reportable segments is set forth below (in millions):

	Auction Services Group	Dealer Services Group	Holding Company	Consolidated
Three Months Ended September 30, 2006
Operating revenues	$236.2	$36.7	$—	$272.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	131.5	6.3	—	137.8
Selling, general and administrative	53.8	5.1	5.8	64.7
Depreciation and amortization	11.0	0.9	0.2	12.1
Total operating expenses	196.3	12.3	6.0	214.6
Operating profit (loss)	39.9	24.4	(6.0)	58.3
Interest expense	1.1	—	6.0	7.1
Other (income) expense, net	(1.7)	0.3	(0.4)	(1.8)
Income (loss) from continuing operations before income taxes	40.5	24.1	(11.6)	53.0
Income taxes	15.7	7.2	(4.3)	18.6
Income (loss) from continuing operations	$24.8	$16.9	$(7.3)	$34.4
Assets	$1,743.8	$387.4	$(25.1)	$2,106.1
Three Months Ended September 30, 2005
Operating revenues	$208.1	$32.9	$—	$241.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	110.5	6.3	—	116.8
Selling, general and administrative	47.4	5.3	4.8	57.5
Depreciation and amortization	9.6	1.0	0.2	10.8
Total operating expenses	167.5	12.6	5.0	185.1
Operating profit (loss)	40.6	20.3	(5.0)	55.9
Interest expense	1.0	—	6.4	7.4
Other income, net	(1.2)	(0.2)	(1.1)	(2.5)
Loss on extinguishment of debt	—	—	2.9	2.9
Income (loss) from continuing operations before income taxes	40.8	20.5	(13.2)	48.1
Income taxes	14.0	7.7	(5.2)	16.5
Income (loss) from continuing operations	$26.8	$12.8	$(8.0)	$31.6
Assets	$1,626.2	$335.0	$97.8	$2,059.0

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

	Auction Services Group	Dealer Services Group	Holding Company	Consolidated
Nine Months Ended September 30, 2006
Operating revenues	$726.3	$108.1	$—	$834.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	398.5	21.2	—	419.7
Selling, general and administrative	162.1	16.4	16.9	195.4
Depreciation and amortization	30.7	2.7	0.5	33.9
Total operating expenses	591.3	40.3	17.4	649.0
Operating profit (loss)	135.0	67.8	(17.4)	185.4
Interest expense	3.2	—	18.0	21.2
Other (income) expense, net	(4.3)	0.9	(1.9)	(5.3)
Income (loss) from continuing operations before income taxes	136.1	66.9	(33.5)	169.5
Income taxes	52.6	23.0	(13.0)	62.6
Income (loss) from continuing operations	$83.5	$43.9	$(20.5)	$106.9
Assets	$1,743.8	$387.4	$(25.1)	$2,106.1
Nine Months Ended September 30, 2005
Operating revenues	$636.1	$94.1	$—	$730.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	327.9	18.5	—	346.4
Selling, general and administrative	138.8	15.5	14.1	168.4
Depreciation and amortization	26.5	3.1	0.4	30.0
Total operating expenses	493.2	37.1	14.5	544.8
Operating profit (loss)	142.9	57.0	(14.5)	185.4
Interest expense	3.9	—	20.1	24.0
Other income, net	(3.2)	(0.3)	(2.8)	(6.3)
Loss on extinguishment of debt	—	—	2.9	2.9
Income (loss) from continuing operations before income taxes	142.2	57.3	(34.7)	164.8
Income taxes	53.7	21.9	(13.6)	62.0
Income (loss) from continuing operations	$88.5	$35.4	$(21.1)	$102.8
Assets	$1,626.2	$335.0	$97.8	$2,059.0

Note 10—Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business. In August 2005, ADESA sold ComSearch, Inc. which provides professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

casualty insurance industry. The financial results of the vehicle importation business and ComSearch have been accounted for as discontinued operations for all periods presented. Both businesses were formerly included in the ASG segment.

Revenues from discontinued operations were $0.4 million and $2.9 million for the three and nine months ended September 30, 2005. Net loss from discontinued operations for the three and nine months ended September 30, 2006 of $0.3 million and $0.4 million ($0.01 per diluted share for the nine months ended September 30, 2006) includes interest on the vehicle importation business adverse judgment as well as accrued legal fees. Net loss from discontinued operations for the three and nine months ended September 30, 2005 of $0.1 million and $0.4 million ($0.01 per diluted share for the nine months ended September 30, 2005) is representative of operating losses at ComSearch and interest on the vehicle importation business adverse judgment.

At September 30, 2006 and December 31, 2005, there were no assets and $7.1 million and $6.8 million, respectively, in liabilities related to discontinued operations. Liabilities at September 30, 2006 and December 31, 2005 represent the accrual of the importation adverse judgment, currently under appeal, and accrued interest on the award pursuant to Michigan law. This and other legal matters are discussed in the description of legal proceedings in Part II, Item 1 (“Legal Proceedings”) of this report.

Note 11—Dividends

On September 15, 2006, the Company paid a third quarter dividend of $0.075 per common share. On October 26, 2006, the Company’s board of directors declared a fourth quarter dividend of $0.075 per common share payable December 15, 2006, to stockholders of record on November 14, 2006.

Note 12—Income Taxes

The effective income tax rates for the quarters ended September 30, 2006 and 2005 were 35.1% and 34.3%. The effective income tax rates for the nine-month periods ended September 30, 2006 and 2005 were 36.9% and 37.6%. The decrease in the effective tax rate for the quarter ended September 30, 2006 compared with previous quarters in 2006 was a result of a settlement of pre spin-off tax matters with the Company’s former parent, ALLETE, Inc. The effective income tax rate for the quarter ended September 30, 2005 was favorably impacted by the following: the recognition of certain 2004 provision to tax return differences, the elimination of valuation allowances for state net operating losses and tax credits, and changes in estimates regarding tax contingencies.

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

ADESA, Inc.
Notes to Consolidated Financial Statements (Continued)

are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company’s operating results in that period. Legal fees are expensed as incurred.

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $3.2 million at September 30, 2006 and December 31, 2005. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

Note 14—Subsequent Event

On November 2, 2006, the Company received written notice of ALLETE, Inc.’s election to withdraw from joint ownership of two corporate aircraft and terminate the Joint Aircraft Ownership and Management Agreement between ALLETE, Inc. and the Company dated as of June 4, 2004 (the “Aircraft Agreement”). The Aircraft Agreement sets forth the terms and conditions relating to the duties and responsibilities of ALLETE and the Company with respect to two aircraft previously owned by ALLETE. In addition, pursuant to the Aircraft Agreement, ALLETE contributed a 70 percent ownership interest in each of the two aircraft to the Company. Upon termination of the Aircraft Agreement, each owner is entitled to 100 percent ownership interest in, and title to, one of the aircraft. As a result of the termination of the Aircraft Agreement, the Company expects to record a non-cash pretax charge in the range of approximately $3.0 million to $4.0 million in the fourth quarter of 2006 representing a reduction of ownership interests in the aircraft and other costs associated with the termination of the Aircraft Agreement.

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

Executive Overview

The volume of used vehicles coming to auction continued to increase in the third quarter of 2006. The Company believes the increase in used vehicles coming to auction is a positive longer-term trend for the business. In addition, retail used vehicle sales appear to be rebounding. Retail used vehicle sales increased 5.1 percent from August to September representing the largest monthly August to September increase since 1997 while falling gasoline prices contributed to the first price increase for full-size sport utility vehicles since April 2004. In addition, retail used vehicles prices have returned to a more favorable range between 50 percent to 60 percent of the price of a new vehicle. However despite the recent improvement, retail used vehicle sales for the nine months ended September 30, 2006 were down about 10 percent from the comparable period in 2005, representing the steepest January through September year-over-year decline in the last six years. The continued relative weakness in retail demand for used vehicles was reflected in the Company’s used vehicle conversion percentage which decreased from 58.8 percent in the third quarter of 2005 to 58.2 percent in the third quarter of 2006 representing the lowest third quarter used vehicle conversion rate for the Company since 2002. However, the year-over-year decline in the used vehicle conversion rate narrowed significantly in the third quarter of 2006 compared with the first and second quarters of 2006.

Despite a continuing challenging environment, ADESA’s third quarter revenues increased approximately 13 percent compared with the third quarter of 2005, primarily due to a 10 percent increase in revenue per vehicle sold resulting from an increase in ancillary services driven by a 2 percent increase in the vehicles entered to the Company’s used vehicle auctions. In addition, the Dealer Services Group segment performed well in the third quarter of 2006 reporting a 5 percent increase in loan transactions and a 7 percent increase in revenue per loan transaction. However, operating results were negatively impacted by increases in costs of services as much of the incremental revenue was related to lower margin ancillary services from an additional 15,000 institutional vehicles coming to auction as compared with the third quarter of 2005. In addition, there were increased costs associated with handling those additional vehicles entered for sale combined with the continuing weakness in used vehicle conversion rates.

For the quarter ended September 30, 2006, the Company reported third quarter revenue of $272.9 million and net income of $34.1 million or $0.38 per diluted share, compared with revenue of $241.0 million and net income of $31.5 million or $0.35 per diluted share for the third quarter of 2005. On January 1, 2006, the Company implemented Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment, which resulted in approximately $0.8 million of pretax incremental stock-based compensation or nearly $0.01 per diluted share for the quarter ended September 30, 2006. The results for the third quarter of 2005 included a $1.5 million after-tax charge ($0.02 per diluted share) related to debt refinancing.

For the nine months ended September 30, 2006, the Company reported revenue of $834.4 million and net income of $106.5 million or $1.18 per diluted share, compared with revenue of $730.2 million and net income of $102.4 million or $1.13 per diluted share for the nine months ended September 30, 2005. In addition, in the first nine months of 2006, ADESA incurred $4.5 million of pretax stock based compensation expense, of which $2.6 million was incremental as a result of the adoption of SFAS 123(R). Included in the results for the nine months ended September 30, 2006, is a $2.7 million pretax charge incurred in the first quarter of 2006, or $0.02 per diluted share, related to the correction of certain unreconciled balance sheet differences concealed by a former employee at the Company’s Kitchener, Ontario, auction facility acquired in June 2000. The results for the first nine months of 2005 include the impact of the previously mentioned $1.5 million after-tax debt refinancing charge. The business continues to generate a significant amount of cash. Cash provided by operations was $124.4 million for the nine months ended September 30, 2006, compared with cash provided by operations of $105.0 million for the nine months ended September 30, 2005.

During the third quarter, the Company also completed the acquisition of three salvage sites in Texas, giving ADESA Impact a presence in the second largest salvage market in the United States. In addition, ADESA Impact opened a new location in Syracuse, New York, providing ADESA with its 42nd salvage location. The Company continues to be optimistic about its acquisition opportunities.

On November 2, 2006, the Company received written notice of ALLETE, Inc.’s election to withdraw from joint ownership of two corporate aircraft and terminate the Joint Aircraft Ownership and Management Agreement between ALLETE, Inc. and the Company dated as of June 4, 2004 (the “Aircraft Agreement”). The Aircraft Agreement sets forth the terms and conditions relating to the duties and responsibilities of ALLETE and the Company with respect to two aircraft previously owned by ALLETE. In addition, pursuant to the Aircraft Agreement, ALLETE contributed a 70 percent ownership interest in each of the two aircraft to the Company. Upon termination of the Aircraft Agreement, each owner is entitled to 100 percent ownership interest in, and title to, one of the aircraft. As a result of the termination of the Aircraft Agreement, the Company expects to record a non-cash pretax charge in the range of approximately $3.0 million to $4.0 million in the fourth quarter of 2006 representing a reduction of ownership interests in the aircraft and other costs associated with the termination of the Aircraft Agreement.

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

Results of Operations

The following table sets forth operations data for the periods indicated (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Operations Data:	2006	2005	$	%	2006	2005	$	%
Auction services group revenue
U.S.	$180.6	$163.7			$559.6	$498.9
Canada	55.6	44.4			166.7	137.2
Dealer services group revenue
U.S.	33.3	30.9			98.8	88.0
Canada	3.4	2.0			9.3	6.1
Total revenue	272.9	241.0	31.9	13%	834.4	730.2	104.2	14%
Cost of services (exclusive of depreciation and amortization)	137.8	116.8	21.0	18%	419.7	346.4	73.3	21%
Selling, general and administrative	64.7	57.5	7.2	13%	195.4	168.4	27.0	16%
Depreciation and amortization	12.1	10.8	1.3	12%	33.9	30.0	3.9	13%
Operating profit	58.3	55.9	2.4	4%	185.4	185.4	—	—
Net income	$34.1	$31.5	$2.6	8%	$106.5	$102.4	$4.1	4%

The following table sets forth operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operations Data:	2006	2005	2006	2005
Auction services group revenue	86.6%	86.3%	87.0%	87.1%
Dealer services group revenue	13.4%	13.7%	13.0%	12.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization)	50.5%	48.5%	50.3%	47.4%
Selling, general and administrative	23.7%	23.8%	23.4%	23.1%
Depreciation and amortization	4.4%	4.5%	4.1%	4.1%
Operating profit	21.4%	23.2%	22.2%	25.4%

The Company’s revenue is derived from auction fees and related services at its auction facilities and dealer financing services at Automotive Finance Corporation (“AFC”). AFC’s net revenue consists of gain on sale of finance receivables sold and interest and fee income less provisions for credit losses. This net presentation of AFC’s revenues is customary for finance companies. Operating expenses for the Company consist of cost of services, selling, general and administrative expenses and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are composed of indirect payroll and related costs, sales and marketing, information technology services and professional fees.

During the second quarter of 2006, the Company implemented several organizational realignment and management changes intended to better position the Company to serve its diverse customer bases, accommodate anticipated growth and realize operational efficiencies across all business lines. The former auction and related services or “ARS” segment is now referred to as Auction Services Group (“ASG”). ASG encompasses all wholesale and salvage auctions throughout North America (U.S. and Canada). The former dealer financing segment is now referred to as Dealer Services Group (“DSG”). DSG is the umbrella group that was formed to include the AFC finance business as well as other businesses and ventures the Company may enter into, focusing on providing the Company’s independent used vehicle dealer customers with value-added ancillary services and products.

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

Three Months Ended September 30, 2006

Operating Revenue

Auction Services Group

	Three Months Ended September 30,
(In millions except volumes and per vehicle amounts)	2006	2005	% Change
Auction services group revenue	$236.2	$208.1	14%
Vehicles sold
Used	435,038	430,045	1%
Salvage	56,870	45,482	25%
Total vehicles sold	491,908	475,527	3%
Used vehicles entered (excludes salvage)	746,940	731,825	2%
Used vehicle conversion percentage	58.2%	58.8%
Revenue per vehicle sold	$480	$438	10%

For the quarter ended September 30, 2006, revenue from ASG increased $28.1 million, or 14 percent, to $236.2 million compared with $208.1 million for the quarter ended September 30, 2005. The increase in revenue was a result of a 10 percent increase in revenue per vehicle sold during the quarter and a 3 percent increase in vehicles sold.

For the three months ended September 30, 2006, revenue per vehicle sold increased $42, or 10 percent, compared with the three months ended September 30, 2005. The 10 percent increase in revenue per vehicle sold resulted in increased auction services group revenue of approximately $21.8 million. The increase in revenue per vehicle sold was primarily attributable to an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from an 8.5 percent increase in the number of institutional vehicles entered. These factors resulted in increased ASG revenue of approximately $11.0 million. Incremental fee income related to selective fee increases and higher wholesale used vehicle values resulted in increased ASG revenue of approximately $7.1 million. The higher transportation, reconditioning, and other ancillary services revenues also resulted in corresponding increases in cost of services. Fluctuations in the Canadian exchange rate increased revenue by approximately $3.7 million for the quarter ended September 30, 2006, compared with the quarter ended September 30, 2005.

The total number of vehicles sold increased 3 percent in the third quarter of 2006 compared with 2005, resulting in an increase in ASG revenue of approximately $6.3 million.  The increase in vehicles sold was primarily the result of added volumes from recent acquisitions.  The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, declined to 58.2 percent for the quarter ended September 30, 2006, from 58.8 percent for the quarter ended September 30, 2005, reflecting a relatively weak retail used vehicle market in the third quarter of 2006 compared with the third quarter of the prior year.  The decline in the used vehicle conversion percentage negatively impacted ASG revenues, cost of sales and operating profit for the three months ended September 30, 2006 compared with the three months ended September 30, 2005.

Dealer Services Group

	Three Months Ended September 30,
(In millions except volumes and per loan amounts)	2006	2005	% Change
Dealer services group revenue
Gain on sale of finance receivables	$18.5	$17.6
Interest and fee income	17.5	14.6
Other revenue	0.2	0.2
Provision for credit losses	0.5	0.5
Total dealer services group revenue	$36.7	$32.9	12%
Loan transactions	289,614	276,985	5%
Revenue per loan transaction	$127	$119	7%

DSG revenue increased to $36.7 million for the quarter ended September 30, 2006, compared with $32.9 million for the quarter ended September 30, 2005.  The 12 percent increase in DSG revenue was driven by a 7 percent increase in revenue per loan transaction and a 5 percent increase in the number of loan transactions for the quarter ended September 30, 2006, compared with the quarter ended September 30, 2005.  The increase in loan transactions was primarily the result of an increase in floorplan utilization by AFC’s existing dealer base.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $8, or 7 percent, primarily driven by a $2.9 million increase in fee and interest income as the Federal Funds rate has increased approximately 150 basis points since September 30, 2005.  Increases in both the average values of vehicles floored as well as the average portfolio duration also contributed to the increase in revenue per loan transaction.

Cost of Services

For the three months ended September 30, 2006, cost of services increased $21.0 million, or 18 percent, compared with the three months ended September 30, 2005.  Weak retail used vehicle demand resulted in a decrease in the used vehicle conversion rate from 58.8 percent for the quarter ended September 30, 2005 to 58.2 percent for the quarter ended September 30, 2006.  Cost of services was significantly impacted by an increase in lower margin services such as transportation, reconditioning and other ancillary services, as well as costs associated with handling an additional 15,000 used vehicles entered for sale at the Company’s auctions in the third quarter of 2006 compared with the third quarter of 2005.  Fluctuations in the Canadian exchange rate increased cost of services by approximately $2.0 million.

Cost of services at the ASG segment increased $21.0 million, or 19 percent, to $131.5 million for the quarter ended September 30, 2006.  Increases in reconditioning and other ancillary services costs totaling $6.2 million, primarily resulting from an 8.5 percent increase in the number of institutional vehicles entered, impacted cost of services for the ASG segment.  A $5.1 million increase in transportation costs, which includes fuel costs, was also a leading driver increasing cost of services.  Cost of services was significantly impacted by costs associated with handling an additional 15,000 used vehicles entered for sale at the Company’s used vehicle auctions in the third quarter of 2006 compared with the third quarter of 2005.  The addition of acquired used vehicle and salvage auctions over the last twelve months further contributed to the increase in cost of services.  Fluctuations in the Canadian exchange rate increased cost of services at the ASG segment by approximately $1.9 million.

Cost of services at the DSG segment totaled $6.3 million for the three months ended September 30, 2006 and 2005.

Selling, General and Administrative Expenses

For the quarter ended September 30, 2006, selling, general and administrative expenses increased $7.2 million, or 13 percent, compared with the quarter ended September 30, 2005.  This increase was primarily due to compensation and related employee benefit cost increases, the impact of 2005 and 2006 acquisitions and an increase of $0.7 million associated with fluctuations in the Canadian exchange rate.  In addition, in the third quarter of 2006, ADESA incurred $1.2 million of pretax stock based compensation expense, of which $0.8 million was incremental as a result of the adoption of Statement of Financial Accounting Standards 123(R), Share-Based Payment.

Selling, general and administrative expenses at the ASG segment increased $6.4 million, or 14 percent, to $53.8 million for the quarter ended September 30, 2006, primarily due to increases in compensation and related employee benefit costs.  The ASG segment also incurred $0.5 million of incremental stock based compensation cost.  In addition, there was an increase of $0.6 million resulting from changes in the Canadian exchange rate.

Selling, general and administrative expenses at the DSG segment decreased $0.2 million, or 4 percent, to $5.1 million for the quarter ended September 30, 2006, primarily due to decreases in compensation and related employee benefits offset by increases in professional fees.

Selling, general and administrative expenses at the holding company increased $1.0 million, or 21 percent, to $5.8 million for the third quarter of 2006 relative to the third quarter of 2005, due to increases in compensation and related employee benefits as well as costs for professional fees.

Depreciation and Amortization

Depreciation and amortization totaled $12.1 million for the three months ended September 30, 2006, representing an increase of $1.3 million, or 12 percent, from the $10.8 million reported for the three months ended September 30, 2005.  The increase in depreciation and amortization was a result of the Company’s capital spending in 2005, including over $20 million related to information technology, which generally has a shorter depreciable life.  The Company continues to invest in its core information technology capabilities, as well as new technology service offerings, relocations and acquisitions.

Operating Profit

For the quarter ended September 30, 2006, operating profit increased $2.4 million, or 4 percent, compared with the quarter ended September 30, 2005.  As a percentage of revenue, operating profit decreased to 21.4 percent in the quarter ended September 30, 2006, compared with 23.2 percent in the quarter ended September 30, 2005.  This increase in operating profit was primarily the result of increased operating profit at the DSG segment which was partially offset by decreased operating profit at the ASG segment, as well as increased holding company costs.

Operating profit at the ASG segment decreased $0.7 million, or 2 percent, to $39.9 million for the quarter ended September 30, 2006, primarily as a result of the 19 percent increase in cost of services.  Cost of services was significantly impacted by costs associated with an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from a significant increase in the number of institutional vehicles entered.  The additional handling costs related to the incremental 15,000 used vehicles entered also increased cost of services.  Furthermore, operating profit at the ASG segment increased by $1.0 million due to fluctuations in the Canadian exchange rate.

Operating profit at the DSG segment increased $4.1 million, or 20 percent, to $24.4 million for the quarter ended September 30, 2006, primarily as a result of the 12 percent increase in revenue and an approximately 2 percent decrease in both cost of services and selling, general and administrative expenses as a percentage of revenues.

Operating profit in the ASG and DSG segments was offset by a $1.0 million increase in holding company operating expenses, consisting of compensation and related employee benefits costs as well as costs for professional fees.

Interest Expense

For the quarter ended September 30, 2006, interest expense decreased $0.3 million, or 4 percent, compared with the quarter ended September 30, 2005, as the Company is carrying less debt than in the third quarter of 2005 which was partially offset by higher interest rates.

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

Income Taxes

The effective income tax rate on income from continuing operations was 35.1 percent for the quarter ended September 30, 2006, an increase from the effective rate of 34.3 percent for the quarter ended September 30, 2005.  The decease in the effective tax rate for the quarter ended September 30, 2006 compared with previous quarters in 2006 was a result of a settlement of pre spin-off tax matters with the Company’s former parent, ALLETE, Inc.  The effective income tax rate for the quarter ended September 30, 2005 was favorably impacted by the following: the recognition of certain 2004 provision to tax return differences, the elimination of valuation allowances for state net operating losses and tax credits, and changes in estimates regarding tax contingencies.  The Company currently expects its full year 2006 effective income tax rate will be approximately 37.0 to 37.5 percent.

Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business.  In August 2005, ADESA sold ComSearch, Inc. which provides professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry.  The financial results of the vehicle importation business and ComSearch have been classified as discontinued operations.  Net loss from discontinued operations for the three months ended September 30, 2006 includes interest on the vehicle importation business adverse judgment as well as accrued legal fees.  Net loss from discontinued operations for the three months ended September 30, 2005 includes the third quarter operating income of ComSearch offset by the loss on sale of the ComSearch business and interest accruing on the vehicle importation business adverse judgment.  For a further description of the importation legal matter see Part II Item 1. “Legal Proceedings”.

Nine Months Ended September 30, 2006

Operating Revenue

Auction Services Group

	Nine Months Ended
	September 30,
(In millions except volumes and per vehicle amounts)	2006	2005	% Change
Auction services group revenue	$726.3	$636.1	14%
Vehicles sold
Used	1,348,137	1,334,790	1%
Salvage	176,935	149,665	18%
Total vehicles sold	1,525,072	1,484,455	3%
Used vehicles entered (excludes salvage)	2,218,262	2,110,048	5%
Used vehicle conversion percentage	60.8%	63.3%
Revenue per vehicle sold	$476	$429	11%

Revenue from ASG increased $90.2 million, or 14 percent, to $726.3 million for the nine months ended September 30, 2006, compared with $636.1 million for the nine months ended September 30, 2005.  The 14 percent increase in revenue was a result of an 11 percent increase in revenue per vehicle sold during the nine months and a 3 percent increase in vehicles sold.

For the nine months ended September 30, 2006, revenue per vehicle sold increased $47, or 11 percent, compared with the nine months ended September 30, 2005.  The 11 percent increase in revenue per vehicle sold resulted in increased ASG revenue of approximately $75.0 million.   The increase in revenue per vehicle sold was primarily attributable to an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from a 7.4 percent increase in the number of institutional vehicles entered as well as a salvage vehicle mix shift.  These factors resulted in increased ASG revenue of approximately $42.5 million.  Incremental fee income related to selective fee increases and higher wholesale used vehicle values resulted in increased ASG revenue of approximately $20.2 million.  The higher transportation, reconditioning and other ancillary services revenues, as well as the change in mix of salvage vehicles sold, also resulted in corresponding increases in cost of services.  Fluctuations in the Canadian exchange rate increased revenue by approximately $12.3 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005.

The total number of vehicles sold increased 3 percent for the nine months ended September 30, 2006 compared with 2005, resulting in an increase in ASG revenue of approximately $15.2 million. The increase in vehicles sold was primarily the result of added volumes from recent acquisitions.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, declined to 60.8 percent for the nine months ended September 30, 2006 from 63.3 percent for the nine months ended September 30, 2005, reflecting a relatively weak retail used vehicle market for the first nine months of 2006 compared with the first nine months of 2005. The decline in the used vehicle conversion percentage negatively impacted ASG revenues, cost of sales and operating profit for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.

Dealer Services Group

	Nine Months Ended September 30,
(In millions except volumes and per loan amounts)	2006	2005	% Change
Dealer services group revenue
Gain on sale of finance receivables	$57.9	$51.7
Interest and fee income	50.3	42.2
Other revenue	0.5	0.5
Provision for credit losses	(0.6)	(0.3)
Total dealer services group revenue	$108.1	$94.1	15%
Loan transactions	866,525	836,611	4%
Revenue per loan transaction	$125	$113	11%

For the nine months ended September 30, 2006, DSG revenue increased to $108.1 million compared with $94.1 million for the nine months ended September 30, 2005. The 15 percent increase in DSG revenue was driven by an 11 percent increase in revenue per loan transaction and a 4 percent increase in the number of loan transactions for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005. The increase in loan transactions to 866,525 for the first nine months of 2006 was primarily the result of an increase in floorplan utilization by AFC’s existing dealer base.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $12, or 11 percent, primarily driven by increases in interest rates and increases in both the average values of vehicles floored as well as the average portfolio duration. These factors contributed to the increase in gain on sale of $6.2 million and increased fee and interest income of $8.1 million. The Federal Funds rate has increased approximately 150 basis points since September 30, 2005.

Cost of Services

For the nine months ended September 30, 2006, cost of services increased $73.3 million, or 21 percent, compared with the nine months ended September 30, 2005. Weak used vehicle demand resulted in a decrease in the used vehicle conversion rate from 63.3 percent for the nine months ended September 30, 2005 to 60.8 percent for the nine months ended September 30, 2006. Cost of services was significantly impacted by an increase in lower margin services such as transportation, reconditioning and other ancillary services, as well as costs associated with handling an additional 108,000 used vehicles entered for sale at the Company’s auctions in the first nine months of 2006 compared with the first nine months of 2005. Fluctuations in the Canadian exchange rate increased cost of services by approximately $6.5 million.

For the nine months ended September 30, 2006, cost of services at the ASG segment increased $70.6 million, or 22 percent, to $398.5 million. An $18.1 million increase in transportation costs, which includes fuel costs, was a leading driver increasing cost of services. Increases in reconditioning and other ancillary services costs totaling $17.4 million, primarily resulting from a 7.4 percent increase in the number of institutional vehicles entered, also impacted cost of services for the ASG segment. Cost of services increased significantly due to the costs associated with handling an additional 108,000 used vehicles entered for sale at the Company’s used vehicle auctions in the first nine months of 2006 compared with the first nine months of 2005. The addition of the acquired used vehicle and salvage auctions over the last twelve months further contributed to the increase in cost of services, along with a change in mix of salvage vehicles sold. Fluctuations in the Canadian exchange rate increased cost of services at the ASG segment by approximately $6.4 million.

For the nine months ended September 30, 2006, cost of services at the DSG segment increased $2.7 million, or 15 percent, to $21.2 million, primarily due to increased compensation and related employee benefit costs.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2006, selling, general and administrative expenses increased $27.0 million, or 16 percent, compared with the nine months ended September 30, 2005. This increase was primarily due to compensation and related employee benefit cost increases, the impact of 2005 and 2006 acquisitions and an increase of $2.6 million associated with fluctuations in the Canadian exchange rate. In the first nine months of 2006, ADESA incurred $4.5 million of pretax stock based compensation expense, of which $2.6 million was incremental as a result of the adoption of Statement of Financial Accounting Standards 123(R), Share-Based Payment. In addition, selling, general and administrative expenses for the first quarter of 2006 included a $2.7 million pretax charge related to the correction of certain unreconciled balance sheet differences concealed by a former employee at the Company’s Kitchener, Ontario auction facility acquired in June 2000. The unreconciled differences accumulated and were concealed over a period of five to six years between 2000 and 2006. Approximately one-half of the amounts concealed date back to fiscal years prior to 2003. Management has implemented changes to its internal control processes and systems and has concluded that the matters related to the $2.7 million charge, individually or in the aggregate, did not give rise to or arise from a material weakness due to the nature of the items and compensating controls. In addition, management has concluded that the corrections were not material to either the current or any prior period financial statements.

Selling, general and administrative expenses at the ASG segment increased $23.3 million, or 17 percent, to $162.1 million for the nine months ended September 30, 2006 primarily due to increases in compensation and related employee benefits costs totaling $9.6 million, which included severance and other separation costs related to the departure of a senior executive. The ASG segment also incurred $1.8 million of incremental stock based compensation and the $2.7 million pretax Kitchener charge. In addition, there was an increase of $2.5 million resulting from changes in the Canadian exchange rate.

Selling, general and administrative expenses at the DSG segment increased $0.9 million, or 6 percent, to $16.4 million for the nine months ended September 30, 2006, primarily due to increases in certain professional fees, as well as employee training and travel costs.

For the first nine months of 2006, selling, general and administrative expenses at the holding company increased $2.8 million, or 20 percent, to $16.9 million, primarily due to increases in compensation and related employee benefit costs, as well as executive and director searches and increased travel costs.

As the Company continues strategic actions such as corporate development, standardization and centralization, and dealer consignment sales and training initiatives, selling, general and administrative expenses are expected to increase in the short-term. However, the Company believes the long-term benefits justify the current investments.

Depreciation and Amortization

Depreciation and amortization totaled $33.9 million for the nine months ended September 30, 2006, representing an increase of $3.9 million, or 13 percent, from the $30.0 million reported for the nine months ended September 30, 2005. The increase in depreciation and amortization was a result of the Company’s capital spending in 2005, including over $20 million related to information technology, which generally has a shorter depreciable life. The Company continues to invest in its core information technology capabilities, as well as new technology service offerings, relocations and acquisitions.

Operating Profit

Operating profit remained constant at $185.4 million, for the nine months ended September 30, 2006 and 2005. As a percentage of revenue, operating profit decreased to 22.2 percent in the first nine months of 2006, compared with 25.4 percent in the first nine months of 2005. This decrease was primarily the result of increased operating expenses at the ASG segment driven by an increase in lower margin ancillary services revenues, a softness in the retail used vehicle market and declining used vehicle conversion rates.

Operating profit at the ASG segment decreased $7.9 million, or 6 percent, to $135.0 million for the nine months ended September 30, 2006 primarily as a result of the 3.4 percent increase in cost of services as a percent of revenues along with the 0.5 percent increase in selling, general and administrative expenses as a percent of revenues. Cost of services was significantly impacted by costs associated with an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from a significant increase in the number of institutional vehicles entered. Additionally, the decline in the used vehicle conversion percentage resulted in additional handling costs related to the incremental 108,000 used vehicles entered which increased cost of services. Furthermore, selling, general and administrative expenses at the ASG segment were impacted by the Kitchener charge and incremental stock-based compensation expense.

Operating profit at the DSG segment increased $10.8 million, or 19 percent, to $67.8 million for the nine months ended September 30, 2006 primarily as a result of the 15 percent increase in revenue and a 2.1 percent decrease in operating expenses as a percentage of revenues. Increased revenue at the DSG segment more than offset higher operating expenses associated with processing more loan transactions, which increased operating profit at the DSG segment.

Operating profit in the ASG and DSG segments was offset by a $2.9 million increase in holding company operating expenses, consisting primarily of compensation and related employee benefit costs at the holding company.

Interest Expense

Interest expense decreased $2.8 million, or 12 percent, for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, as the Company is carrying less debt than in the first nine months of 2005 which was partially offset by higher interest rates.

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

Income Taxes

The effective income tax rate on income from continuing operations was 36.9 percent for the nine months ended September 30, 2006, a decrease from the effective rate of 37.6 percent for the nine months ended September 30, 2005. The decline in the effective tax rate versus the nine months ended September 30, 2005 is primarily due to a settlement of pre spin-off tax matters with the Company’s former parent, ALLETE, Inc. The Company currently expects its full year 2006 effective income tax rate will be approximately 37.0 to 37.5 percent.

Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business. In August 2005, ADESA sold ComSearch, Inc. which provides professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. The financial results of the vehicle importation business and ComSearch have been classified as discontinued operations. Net loss from discontinued operations for the nine months ended September 30, 2006 of $0.4 million includes interest on the vehicle importation business adverse judgment as well as accrued legal fees. Net loss from discontinued operations for the nine months ended September 30, 2005 of $0.4 million includes the year-to-date operating loss of ComSearch, the loss on sale of the ComSearch business and interest on the vehicle importation business adverse judgment. For a further description of the importation legal matter see Part II Item 1. “Legal Proceedings”.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the strongest indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility.

	September 30,	December 31,	September 30,
(Dollars in millions)	2006	2005	2005
Cash and cash equivalents	$211.2	$240.2	$280.4
Restricted cash	$7.3	$5.7	$5.6
Working capital	$313.3	$302.0	$304.1
Amounts available under credit facility	$247.4	$199.3	$179.3
Cash flow from operations (year-to-date)	$124.4	$136.5	$105.0

Working Capital

A substantial amount of the Company’s working capital is generated from the payments received for services provided. In addition, ADESA has a $350 million revolving line of credit pursuant to the amended and restated $500 million credit facility, from which $88.0 million was drawn as of September 30, 2006. There were outstanding letters of credit totaling approximately $14.6 million at September 30, 2006, which reduce the available borrowings under the credit facility. The Company’s Canadian operations had letters of credit outstanding totaling $2.6 million at September 30, 2006, which do not impact available borrowings under the credit facility. In September 2006, the Company’s senior credit facility was upgraded to a Ba1 rating by Moody’s.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments.  EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude after-tax (a) gains or losses from asset sales; (b) temporary gains or losses on currency; (c) certain non-recurring gains and losses; (d) stock option expense; and (e) certain other noncash amounts included in the determination of net income, is utilized in the calculation of the financial ratios contained in the covenants. In addition, the senior subordinated notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. At September 30, 2006, the Company was in compliance with the covenants contained in the credit facility.

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

On October 26, 2006, the Company’s board of directors declared a fourth quarter dividend of $0.075 per common share payable December 15, 2006, to stockholders of record on November 14, 2006.

Summary of Cash Flows

ADESA’s cash flow initiatives include growing its vehicle auction and dealer financing businesses both internally by expanding facilities, services and operations, and externally through acquisitions.

	Nine Months Ended September 30,
(In millions)	2006	2005	Change
Net cash provided by (used by):
Operating activities	$124.4	$105.0	$19.4
Investing activities	(121.0)	(69.3)	(51.7)
Financing activities	(32.9)	(60.8)	27.9
Effect of exchange rate on cash	0.5	1.0	(0.5)
Net decrease in cash and cash equivalents	$(29.0)	$(24.1)	$(4.9)

Cash flow from operating activities was $124.4 million for the nine months ended September 30, 2006, compared with $105.0 million for the same period in 2005. Operating cash flow was favorably impacted by higher earnings and non-cash charges, primarily related to depreciation and stock-based compensation, as well as lower levels of cash used for working capital.

Net cash used for investing activities was $121.0 million for the nine months ended September 30, 2006, compared with net cash used by investing activities of $69.3 million for the nine months ended September 30, 2005. This change was primarily the result of cash investments totaling $12.6 million in Finance Express LLC, an increase in cash used for acquisitions of $36.0 million and a larger increase in finance receivables held for investment of $22.8 million. The increase in cash used by investing activities was partially offset by a decrease in capital expenditures of $23.6 million. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below. There were no significant investing cash flows related to discontinued operations in the periods presented.

Net cash used by financing activities was $32.9 million for the nine months ended September 30, 2006, compared with cash used by financing activities of $60.8 million for the same period in 2005. The primary driver for the increase is a decline in the cash used for the repurchase of common stock of $43.4 million (a share repurchase program was in effect during the first half of 2005). In addition, in the third quarter of 2005 ADESA restructured its debt facility receiving $308.0 million in cash and paying down $364.0 million in debt. There were no significant financing cash flows related to discontinued operations in the periods presented.

Capital Expenditures

Capital expenditures (excluding acquisitions and other investments) for the nine months ended September 30, 2006 and the year ended December 31, 2005 totaled $24.2 million and $55.3 million, respectively and were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities and capacity expansion. Capital expenditures are expected to total between $30 million and $40 million for 2006. Anticipated expenditures are primarily attributable to ongoing improvements at existing vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support the Company’s strategic initiatives.

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

In September 2006, the Company acquired three independent salvage auctions in the state of Texas, providing the Company a presence in the second largest salvage market in the U.S. The auctions have been renamed ADESA Impact San Antonio, ADESA Impact Houston and ADESA Impact Dallas/Ft. Worth. The assets purchased included operating equipment, accounts receivable and customer relationships related to the auctions. In addition, the Company entered into operating lease obligations related to the facilities through 2011. Initial annual lease payments for the facilities total approximately $1.2 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for these acquisitions have been included in the Company’s consolidated financial statements since the date of acquisition.

ADESA acquired the five previously mentioned auctions for a total cost of $54.3 million, in cash. Preliminary purchase price allocations have been recorded for each acquisition. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $12.8 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives of 3 to 15 years. The preliminary purchase price allocations resulted in aggregate goodwill of $23.2 million. The goodwill was assigned to the auction services group reporting segment and is expected to be fully deductible for tax purposes. The Company expects to finalize the purchase price allocations related to each of the acquisitions upon receipt and analysis of third party valuations. Pro forma financial results reflecting the acquisitions were not materially different from those reported.

Other Investment

In February 2006, AFC acquired a 15 percent interest in Finance Express LLC for $12.5 million in cash. Finance Express is a financial software and services company specializing in software to facilitate the origination and servicing of motor vehicle retail installment loan contracts between independent used vehicle dealers and lending institutions. In addition, the Company also receives certain fees from Finance Express for assistance in marketing its software product and services to independent used vehicle dealers. The Company evaluated its investment in Finance Express pursuant to Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The Company is currently not the primary beneficiary of the VIE and its risk of loss is limited, in all material respects, to its investment in Finance Express. Finance Express is a LLC that maintains specific capital accounts for each member. Therefore, the Company uses the equity method of accounting for this investment in accordance with the guidance in Emerging Issues Task Force (“EITF”) 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures, and SAB Topic D-46, Accounting for Limited Partnership Investments. The Company’s share of Finance Express’ earnings or losses is recorded in “Other income, net” in the Consolidated Statements of Income, and was not material for the three or nine month periods ended September 30, 2006.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. Effective March 31, 2006, AFC and AFC Funding Corporation amended their securitization agreement to extend the expiration date of the agreement from June 30, 2008 to April 30, 2009. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $600 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $550 million and $425 million at September 30, 2006 and December 31, 2005, respectively. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial

Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

At September 30, 2006, AFC managed total finance receivables of $786.7 million, of which $699.8 million had been sold without recourse to AFC Funding Corporation. At December 31, 2005, AFC managed total finance receivables of $655.7 million, of which $581.9 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $483.0 million and $399.8 million at September 30, 2006 and December 31, 2005, respectively. Finance receivables include $74.2 million and $51.1 million classified as held for sale and $162.3 million and $148.0 million classified as held for investment at September 30, 2006 and December 31, 2005, respectively. AFC’s allowance for losses of $2.6 million and $2.4 million at September 30, 2006 and December 31, 2005, respectively, include an estimate of losses for finance receivables. Additionally, accrued liabilities of $4.8 million and $2.9 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at September 30, 2006 and December 31, 2005, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA’s credit facility. At September 30, 2006, the Company was in compliance with the covenants contained in the securitization agreement.

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

ADESA continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. The Company’s critical accounting estimates are discussed in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. In addition, ADESA’s most significant accounting polices are discussed in Note 3 and elsewhere in the Notes to the Consolidated

Financial Statements included in Company’s 2005 Annual Report on Form 10-K, which includes audited financial statements.

Adoption of SFAS 123(R), Share-Based Payment

Prior to 2006, ADESA applied the intrinsic value method provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based awards. Accordingly, the Company did not recognize compensation expense for employee stock options that were granted in prior years. However, compensation expense was recognized on other forms of stock-based awards, including restricted stock units and performance based stock awards. On January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, using the modified prospective application method, and therefore was not required to restate its financial results for prior periods. Under this method, as of January 1, 2006, ADESA began to apply the provisions of this statement to new and modified awards, as well as to the nonvested portion of awards granted and outstanding before the Company’s adoption.

The Company’s stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the retirement eligible age and meet certain service requirements with either ADESA and/or its former parent, ALLETE, automatically vest when an eligible employee retires from the Company. The Company has previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e. over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, by recognizing any remaining unrecognized compensation cost at the date of retirement. Following adoption of SFAS 123(R), new awards are subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for converting to the non-substantive vesting period approach. The Company has revised its approach to apply the non-substantive vesting period approach to all new grants after adoption, but continues to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards. An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, the Company recorded forfeitures when they occurred. Estimating forfeitures did not have a material impact on the determination of compensation expense.

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

As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the nine months ended September 30, 2006, were $2.6 million and $1.6 million lower, respectively, than if the Company had continued to account for share-based awards under APB Opinion No. 25. Basic and diluted earnings per share from continuing operations were both $0.03 lower for the nine months ended September 30, 2006 as a result of the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) to be classified as financing cash flows. This change in classification did not have a significant impact on the Consolidated Statement of Cash Flows in the current period as the excess tax benefits recognized for the nine months ended September 30, 2006 were approximately $0.2 million.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS 157 will have on the consolidated financial statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company’s Canadian subsidiary. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for ADESA to meet its debt service or other obligations, these tax inefficiencies may adversely affect ADESA. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $0.6 million for the three months ended September 30, 2006 and $1.6 million for the nine months ended September 30, 2006.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses interest rate swap agreements to manage its exposure to interest rate risk. The Company designates its interest rate swap agreements as cash flow hedges. The earnings impact of interest rate swaps designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in a hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in the first nine months of 2006 or 2005.

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

The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At September 30, 2006, the fair value of the interest rate swap agreements was a $0.5 million gain recorded in “Other assets” on the consolidated balance sheet. At December 31, 2005, the fair value of the interest rate swap agreements consisted of a $0.9 million gain recorded in “Other assets” and a $0.1 million loss recorded in “Other liabilities” on the consolidated balance sheet. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on interest rate swap agreements are included as a component of “Accumulated other comprehensive income”. At September 30, 2006, there was a net unrealized gain totaling $0.3 million, net of taxes of $0.2 million. At December 31, 2005, there was a net unrealized gain totaling $0.5 million, net of taxes of $0.3 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term interest rates for the three and nine months ended September 30, 2006 would have resulted in an increase in interest expense of approximately $0.3 million and $1.1 million, respectively.

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

Changes in Internal Control Over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and internal controls. This results in refinements to processes throughout the Company. In the third quarter of 2006, the Company implemented a new human resource information system which resulted in some changes in internal controls over financial reporting. The changes in internal control over financial reporting are primarily related to the Company’s processing of payroll transactions which was previously outsourced to a third party. Testing of the controls related to the new system is ongoing and will be completed in the fourth quarter. There were no other changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2005, the Company filed a motion for peremptory reversal requesting the Michigan Court of Appeals to reverse the judgment on the grounds that Cooper’s oral side agreement claim was barred, as a matter of law, by the merger provisions of the asset purchase agreement that was entered into in 2000 in connection with the sale of the business to AIS. In March 2006, the Company was notified that the Court of Appeals denied the motion on the grounds that it failed to persuade the Court of the existence of manifest error requiring reversal without argument for formal submission. In April 2006, the parties presented their respective oral arguments to a three judge panel of the Court of Appeals. In August 2006, the Michigan Court of Appeals issued an unpublished opinion affirming the judgment against ADESA. In September 2006, ADESA filed a Motion for Reconsideration with the Michigan Court of Appeals. In October 2006, the Michigan Court of Appeals denied ADESA’s Motion for Reconsideration. ADESA intends to file an application for leave to appeal the decision to the Michigan Supreme Court.

The Company discontinued the operations of AIS, its vehicle importation business, in February 2003. At September 30, 2006, the Company has an accrual totaling $7.1 million ($5.8 million award plus accrued interest of $1.3 million) as a result of the jury trial verdict.

Hallett Entities

As previously reported, wholesale vehicle businesses owned or controlled by Sean Hallett, the son of James Hallett, a former Executive Vice President of ADESA, were in default with respect to three separate lines of credit with AFC and an outstanding loan through a related entity totaling $1.7 million. The lines of credit totaling $0.4 million were secured with a perfected blanket security interest in the assets of the wholesale vehicle businesses. The loan was cross-collateralized with one of the credit lines and is secured by certain unencumbered personal property valued between $0.3 million and $0.5 million. Based on an assessment of recoverability, the Company recorded provisions for credit losses totaling $1.3 million in 2004 leaving AFC with a net receivable position of $0 and $0.4 million at September 30, 2006 and December 31, 2005.

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

ADESA Impact Taunton facility

In December 2003, the Massachusetts Department of Environmental Protection (“MADEP”) identified the Company as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage auction facility operated by the Company. The wells had elevated levels of methyl tertiary butyl ether (“MTBE”). MTBE is a chemical compound added to gasoline to reduce environmental emissions. In 2005, the EPA preliminarily identified MTBE as a “likely” carcinogen.

The Company engaged GeoInsight, Inc. an environmental services firm, to conduct tests of the soil, groundwater and ambient air on and adjacent to the Company’s salvage auction site. The results of the soil and water tests indicated levels of MTBE exceeding MADEP standards with respect to certain residential properties. In response to the empirical findings, the Company, with the approval of the MADEP, installed granular activated carbon filtration systems in 33 residences that may be impacted by MTBE.

In January 2004, the Company submitted an immediate response action plan (“IRA”) to the MADEP describing the initial activities the Company performed, and the additional measures that the Company used to further assess the existence of any imminent hazard to human health. In addition, as required by the MADEP, the Company has conducted an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells. Based on the analyses conducted, the Company has advised the MADEP that it believes that an imminent hazard condition does not exist. The Company is submitting periodic status updates to the MADEP.

The salvage auction facility was acquired from Auto Placement Center, Inc. in 2001. Although the primary releases of gasoline and MTBE may have preceded the Company’s acquisition of the Taunton salvage site, the Company voluntarily agreed to several remediation measures including the construction of a municipal waterline to serve the residents of the area. The construction of the waterline was completed in the first quarter of 2005. In the second quarter of 2005, the Company entered into a settlement agreement with its environmental insurance carrier with respect to certain coverage matters which were in dispute relating to the Taunton site. The payment that was made to the Company under the settlement agreement was not material to the Company’s results of operations or financial condition. The Company has released its insurance carrier from any further claims with respect to environmental conditions at the Taunton site.

In June 2005, 64 residents of Taunton, Massachusetts filed two separate lawsuits against ADESA Impact in Massachusetts Superior Court, Bristol Division (Civil Action No.2005-00640 and Civil Action No. 2005-00641). The complaints seek approximately $5.7 million in damages for ADESA’s alleged negligence, trespass, and creation of a public nuisance arising from elevated gasoline and contaminants of MTBE in the ground water and water wells of the plaintiffs which plaintiffs contend resulted from an above ground gasoline storage tank leak or spill at the Company’s Taunton salvage auction. In particular, plaintiffs are seeking damages for: (1) diminution in the appraised value of their respective residences, (2) well contamination, (3) damage to and loss of use of their property, (4) pain and suffering and (5) reimbursement of certain expenses incurred as a result of the MTBE release.

In September 2006, ADESA Impact reached a settlement agreement with plaintiffs’ counsel whereby ADESA Impact has agreed to pay each of the thirty-four households $38,000 for an aggregate payment totaling $1.3 million to resolve all pending litigation and asserted claims related to the alleged release of gasoline and MTBE into ground water at ADESA Impact’s Taunton salvage facility.

The Company recorded provisions totaling approximately $0.6 million in the third quarter of 2006 to increase its accrual related to the settlement and has a total accrual of $1.5 million at September 30, 2006 with respect to the Taunton matter which includes the settlement amount and ongoing monitoring costs. This amount is included in the $3.2 million liability accrued for environmental matters at September 30, 2006.

KASP, Inc.

In July 2005, the plaintiff, KASP, Inc., which is in the business of automobile auctions in Lexington, Kentucky, filed a lawsuit in the United States District Court for the Eastern District of Kentucky, London Division (Civil Action No. 05-394), alleging that ADESA, Inc., ADESA Lexington, LLC and ALLETE, Inc. (the “Defendants”) violated antitrust laws by reducing fees in exchange for agreements from customers to refrain from doing business with the plaintiff. In particular, plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act and Chapter 367 of the State of Kentucky Revised Statutes and tortuous interference. In September 2005, the Defendants filed a joint motion to dismiss the complaint on the grounds that it did not state a valid claim under federal or state law. In October 2005, plaintiff filed an amended complaint outlining its allegations with more specificity. In December 2005, the Defendants filed a motion to dismiss plaintiff’s amended complaint contending that plaintiff’s Sherman and Clayton Act claims fail to make actionable allegations of conspiracy, monopolization or exclusive dealing, and that plaintiff’s Kentucky antitrust claim fails for lack of standing. In January 2006, plaintiff filed a motion in opposition to defendants’ motion to dismiss.

In February 2006, the Court issued an Order:  (1) dismissing ALLETE, Inc. as a party to the action; (2) granting defendants’ motion for summary judgment with respect to plaintiff’s claims under Section 3 of the Clayton Act; and (3) denying defendants’ motion for summary judgment with respect to all other counts. The Company filed its answer, including affirmative defenses, to the complaint in March 2006. In September 2006, the parties entered into a binding settlement whereby ADESA agreed to pay KASP $125,000 and both ADESA and KASP agreed to refrain from entering into any future contracts that expressly prohibit any dealer or customer from conducting business with either company.

Other Matters

Cheryl Munce, former Executive Vice President of the Company and President of ADESA Impact, elected to depart from the Company on May 26, 2006. Brian Warner, former Vice President of the Company and President of ADESA Canada Corporation, departed the Company on May 19, 2006.

In August 2006, Cheryl Munce filed a Statement of Claim (06-CV-317340PD2) in the Ontario Superior Court of Justice against ADESA, Inc., Impact Auto Auction Ltd., Automotive Recovery Services, Inc. d/b/a ADESA Impact, and ADESA Auctions Canada Corporation d/b/a ADESA Canada (collective referred to as “ADESA”) alleging wrongful and/or constructive dismissal from employment and claiming monetary damages in excess of CDN $2.5 million including punitive damages and costs of the action. ADESA filed its Notice of Intent to Defend in August 2006 and its Statement of Defenses in September 2006. ADESA plans to aggressively defend the litigation.

In September 2006, Brian Warner filed a Statement of Claim in the Ontario Superior Court of Justice against ADESA, Inc. and ADESA Auctions Canada Corporation d/b/a ADESA Canada (collectively referred to as “ADESA”) alleging wrongful dismissal from employment. In his claim, Warner seeks monetary damages in excess of CDN $5.75 million including punitive damages and costs of the action. ADESA has filed its Notice of Intent to Defend and filed its Statement of Defenses in October 2006.  ADESA plans to aggressively defend the litigation. In connection with the previously announced organizational realignment of the Company, Mr. Warner was offered a senior leadership position with the Company. Mr. Warner declined to accept the offer and elected to depart the Company. After failing to agree on the terms of a severance package, the Company implemented a compensation and benefits package for Mr. Warner that the Company believes satisfies any obligations the Company may have to Mr. Warner.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases by ADESA of its shares of common stock during the quarter ended September 30, 2006 (actual shares):

ADESA Common Stock Repurchases (1)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1–July 31	2,229	$20.95	—	$—
August 1–August 31	—	$—	—	—
September 1–September 30	597	$22.61	—	—
Total	2,826	$21.30	—	$—

(1)          Primarily reflects shares surrendered in the third fiscal quarter to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

Item 6.        Exhibits

(a)          Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADESA, Inc.
(Registrant)
Date: November 8, 2006	/s/ TIMOTHY C. CLAYTON
Timothy C. Clayton
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)
Date: November 8, 2006	/s/ SCOTT A. ANDERSON
Scott A. Anderson
Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5

Amendment No. 7 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Gresham Receivables (No. 8) Limited, Lloyds TSB Bank PLC, and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), dated July 28, 2006.

X
10.6

Amendment No. 8 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Gresham Receivables (No. 8) Limited, Lloyds TSB Bank PLC, and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), dated September 22, 2006. **

X
10.7

Amendment No. 1 to the Amended and Restated Credit Agreement entered into by and among ADESA, Inc., certain subsidiaries of ADESA, Inc. as guarantors, the lenders, Bank of America, N.A., the Swing Line Lender and the L/C Issuer dated October 10, 2006.

X
10.8	Amendment to Engagement Letter, dated as of October 20, 2006, between ADESA, Inc. and Emerging Capital *	8-K	001-32198	10.1	10/26/06
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of David G. Gartzke					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Timothy C. Clayton					X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of David G. Gartzke					X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Timothy C. Clayton					X

*                    Management contract or compensation plan or arrangement

**             Portions of this exhibit have been redacted and are subject to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.