Form 10-K
period 2006-12-31
ADESA INC
filed 2007-02-28
CIK 1281949

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
 December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $1,999,058,657 at June 30, 2006.

As of February 23, 2007, the registrant had 90,729,940 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to Form 10-K, General Instruction G(3), certain information described in Part III of this Annual Report on Form 10-K is incorporated by reference herein from the Registrant's definitive proxy statement (filed or required to be filed pursuant to Regulation 14A) or definitive information statement (filed or to be filed pursuant to Regulation 14C) for the 2007 Annual Meeting of Stockholders, to the extent such a meeting will be held which will involve the election of directors, if such definitive proxy statement or information statement is filed with the Commission not later than 120 days after the end of the fiscal year covered by the Form 10-K. If such definitive proxy statement or information statement is not filed with the Commission in the l20-day period or is not required to be filed with the Commission by virtue of Rule 3a12-3(b) under the Exchange Act, the Items comprising the incorporated Part III information will be filed as part of this Form 10-K, by amendment hereto, not later than the end of the 120-day period.

PART I

Item 1. Business

GENERAL

ADESA, Inc. is North America's largest publicly traded provider of wholesale vehicle auctions and used vehicle dealer floorplan financing. The Company's operations span North America with 54 ADESA used vehicle auction sites, 42 Impact salvage vehicle auction sites and 85 Automotive Finance Corporation ("AFC") loan production offices. The Company is the second largest used vehicle auction network in North America, based upon the number of used vehicles sold through auctions annually. In addition, through its wholly owned subsidiary AFC, the Company provides short-term inventory-secured financing, known as floorplan financing, primarily to used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities. As used herein, the terms "the Company" and "ADESA" mean ADESA, Inc. and its consolidated subsidiaries.

RECENT ANNOUNCEMENT OF MERGER

On December 22, 2006, the Company entered into a definitive merger agreement to be acquired by a group of private equity funds consisting of affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital. Effective with the merger, Insurance Auto Auctions, Inc., a leading provider of automotive salvage auction and claims processing services in the United States, will be combined with ADESA.

At the effective time of the merger, each share of outstanding common stock of the Company will be converted into the right to receive $27.85 in cash, without interest. The transaction, which is subject to approval by ADESA stockholders and the satisfaction of certain closing conditions as set forth in the merger agreement, has been granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Board has approved the definitive merger agreement and has resolved to recommend that ADESA's stockholders adopt the agreement. The record date for the special meeting of stockholders to approve the proposed merger is February 12, 2007, and the date of the special meeting is March 28, 2007.

Pending the satisfaction of the conditions mentioned above and others included in the merger agreement, ADESA and the acquiring private equity firms expect the acquisition of the Company to be completed in the second quarter of 2007, although there are no assurances the merger will close at that time, if at all.

Information contained in this Annual Report, especially forward looking information, should be read in light of the proposed merger.

BUSINESS SEGMENT INFORMATION

In 2006, the Company implemented several organizational realignment and management changes intended to better position the Company to serve its diverse customer bases, accommodate anticipated growth and realize operational efficiencies across all business lines. The former auction and related services or "ARS" segment is now referred to as Auction Services Group ("ASG"). The former dealer financing segment is now referred to as Dealer Services Group ("DSG"). The Company's operations are grouped into three operating segments: used vehicle auctions, impact salvage auctions and AFC. The Company aggregates its three operating segments into two reportable business segments: ASG and DSG. The realignment had no impact on aggregation of financial information at the reportable segment level.

ASG encompasses all wholesale and salvage auctions throughout North America (U.S. and Canada). The Company's used vehicle auctions and impact salvage auctions are included in the ASG segment. In addition to providing auctions for the exchange of ownership between the sellers and buyers of the vehicles, ASG also provides related services that include vehicle reconditioning, inbound and outbound logistics, vehicle inspections, titling, salvage recovery services, and outsourcing of various other administrative functions.

DSG includes the AFC finance business as well as other businesses and ventures the Company may enter into, focusing on providing the Company's independent used vehicle dealer customers with value- added ancillary services and products. AFC is engaged in the business of providing short-term, inventory-secured financing to independent, used vehicle dealers. AFC conducts business primarily with wholesale vehicle auctions in the U.S. and Canada.

Comparative segment revenues and related financial information for 2006, 2005 and 2004 are presented in the table in Note 17, Segment Information, to the consolidated financial statements, which are included under Item 8 in this Annual Report on Form 10-K.

Auction Services Group

ADESA offers the vehicle redistribution industry used vehicle and salvage auctions across North America. Most auction locations are stand-alone facilities dedicated to either used vehicle auctions or salvage auctions, but in several locations, the Company has capitalized on the synergies of utilizing facilities for both types of auctions. In addition to vehicle auction services, the auctions provide services for specialty vehicles and equipment unique to the recreational vehicle, commercial trucking, construction and utility industries. In 2006, approximately 2.0 million vehicles (consisting of vehicles and equipment) were sold at ADESA used vehicle and salvage auctions. In 2006, the average revenue per vehicle sold at ADESA auctions (including auction and related redistribution services) was approximately $478.

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

Used vehicle auction and related services

ADESA has the second largest wholesale used vehicle auction network in the U.S. and the largest in Canada. The Company operates 54 used vehicle auction facilities in close proximity to large concentrations of used vehicle dealers throughout North America. ADESA's used vehicle customers sold approximately 1.8 million units at ADESA auctions in 2006.

Auctions are the hub of the redistribution system for used vehicles. ADESA's used vehicle auction facilities are strategically located to draw professional sellers and buyers of vehicles together and create a marketplace for the redistribution of vehicles. Vehicles available at ADESA's auctions include vehicles from dealers turning their inventory, off-lease vehicles, vehicles repossessed by financial institutions and rental and other program fleet vehicles that have reached a predetermined age or mileage. Sellers of used vehicles are generally divided into two broad categories:

•
Institutional customers include vehicle manufacturers and their captive finance arms, banks, vehicle finance companies, credit unions, other financial institutions, vehicle rental companies, commercial fleets and fleet management/licensing companies.

•
Selling dealers include licensed franchised, independent and wholesale vehicle dealers.

•
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

A key measure of the results of the used vehicle auction process is the conversion percentage, which represents the number of vehicles sold as a percent of the vehicles offered for sale. The number of vehicles offered for sale is the key driver of the costs incurred and the number of vehicles sold is the key driver of the related fees generated by the redistribution process. Generally, as the conversion percentage increases, so does the efficiency of the Company's auctions.

ADESA's auctions provide a full range of services to sellers and buyers. Each of the services may be provided or purchased independently from the physical auction process, including:

•
Auction services, such as marketing and advertising the vehicles to be auctioned, dealer registration, storage of consigned and purchased inventory, clearing of funds, arbitration of disputes, auction vehicle registration, condition report processing, security for consigned inventory, reporting sales results, pre-sale lineups to customers, and auctioning of vehicles by licensed auctioneers.

•
Internet-based solutions, including online bulletin board and real-time auctions and online live auctions running simultaneously with physical auctions.

•
Inbound and outbound logistics administration with actual services provided by third party carriers and the auctions.

•
Reconditioning services, including detailing, washing, paint and body work, light mechanical work, glass repair, dent repair, tire and key replacement and upholstery repair.

•
Inspection and certification services where the auction performs a physical inspection and produces a condition report, in addition to varying levels of diagnostic testing for purposes of certification.

•
Title processing and other paperwork administration.

•
Outsourcing of remarketing functions and end of lease term management.

Salvage auction and related services

ADESA currently is the third largest salvage auction operator in North America. ADESA's salvage customers sold approximately 250,000 salvage vehicles at ADESA's salvage auctions in 2006, which include 42 ADESA Impact salvage auction facilities in the U.S. and Canada. The Company's salvage auctions facilitate the redistribution of damaged vehicles that are deemed as total losses for insurance or business purposes, as well as recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. Salvage vehicles are primarily supplied by property and casualty insurance companies, as well as vehicle leasing and rental car companies and are usually sold to licensed vehicle dismantlers, rebuilders, repair shop operators and used vehicle dealers. ADESA's salvage auctions generate fees from sellers and buyers during the auction process which vary depending on the services provided.

ADESA's salvage auctions provide solutions for all aspects of the salvage auction process, each of which may be provided or purchased independently from the auction process, including:

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

Dealer Services Group

AFC primarily provides short-term inventory-secured financing, known as floorplan financing, for used vehicle dealers in North America who purchase vehicles from ADESA's auctions, independent auctions, auctions affiliated with other auction networks and outside sources. In 2006, approximately 87 percent of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. AFC has 85 loan production offices across North America which arranged approximately 1.2 million loan transactions in 2006. The Company's ability to provide floorplan financing facilitates the growth of vehicle sales at auction, and also allows ADESA to have a larger role in the entire vehicle redistribution industry.

AFC services over 600 auctions with 85 offices that are conveniently located at or within close proximity of ADESA's auctions and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. AFC provides availability lists on behalf of its customers to auction representatives regarding the financing capacity of its customers, thereby increasing the purchasing potential at auctions. Of AFC's 85 offices in North America, 55 are physically located at auction facilities (including 44 at ADESA's auctions). Each of the remaining 30 AFC offices is strategically located in close proximity to at least one of the auctions that it serves. In addition, AFC has the ability to send finance representatives on-site to most approved independent auctions during auction sale-days. Geographic proximity to the customers gives the Company's employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.

AFC's procedures and proprietary computer-based system enable the Company to manage its credit risk by tracking each loan from origination to payoff, while expediting services through its branch network. Generally, each floorplan financed vehicle is treated as an individual loan. Typically, the Company assesses a floorplan fee at the inception of a loan. AFC collects the fee along with interest (accrued daily) when the loan is paid in full. In addition, AFC generally holds the title or other evidence of ownership to all vehicles which are floorplanned except where not permitted by law. Typical loan terms are 30 to 60 days, each with a possible loan extension. For an additional fee, this loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 60 days if the dealer makes payment towards principal and pays interest and fees current.

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

AFC emphasizes customer service, growth and collateral management. All AFC employees at the management level participate in a two-stage interactive training program at the Company's corporate headquarters that facilitates providing consistent services to AFC customers and consistent monitoring of accounts at local, regional and central levels.

As of December 31, 2006, approximately 8,800 active accounts (those accounts with financing for at least one vehicle outstanding) had an average line of credit of $133,000. An average of approximately twelve vehicles per active dealer were floorplanned with an approximate average value of $7,500 per vehicle at the end of 2006. Approximately 13,000 dealers utilize their lines of credit during any twelve month period. The following table depicts a range of the lines of credit available to eligible dealers:

Available Line of Credit	Number of Eligible Active Dealer Accounts	Number of Dealer Accounts with Outstanding Balances	Aggregate Managed Amount Outstanding as of December 31, 2006

Less than or equal to $200,000	12,363	8,190	$503,630,705
$200,001 to $500,000	510	438	110,636,080
$500,001 to $2,500,000	161	142	97,617,674
$2,500,001 to $5,000,000	13	13	26,603,618
$5,000,001 to $10,000,000	5	3	11,855,541
$10,000,001 and greater	3	3	25,603,530

Total	13,055	8,789	$775,947,148

As of December 31, 2006, no single line of credit accounted for more than 10 percent of the total credit extended by AFC. AFC's top five active dealers based on amounts outstanding as of December 31, 2006 represented a total committed credit of $54 million with a total outstanding principal amount of $40 million. The single largest committed line of credit granted by AFC is for $25 million, for which the obligor had $16.9 million outstanding on December 31, 2006. This obligor operates outside of AFC's normal floorplanning arrangements with specific covenants that must be maintained, and borrows on a revolving-based line of credit with advances based on eligible inventory.

SALES AND MARKETING

ADESA's approach toward sales of auction services to institutional customers consists of a centralized process using corporate sales teams. The corporate sales team is responsible for cultivating and maintaining the majority of business relationships with institutional customers. Most institutional customers follow either a national or regional approach to the redistribution of their vehicles. As a result, matching the Company's corporate sales representatives with an institutional customer's decision makers is the most efficient method of managing the volume of vehicles consigned to ADESA from existing and new institutional customers. ADESA's sales representatives utilize the Company's geographic coverage, comprehensive service portfolio, size, attributes of the buying dealer population and the results of sales at particular auctions to develop a solution for each customer based upon its portfolio of vehicles.

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

INFORMATION TECHNOLOGY

E-Business

ADESA has developed online tools to assist customers in redistributing their vehicles and establishing wholesale vehicle values, while also offering an alternative to physically attending an auction. ADESA's current online offerings include:

•
ADESA LiveBlock™—allows online bidders to compete in real time with bidders present at physical auctions.

•
ADESA DealerBlock™—provides for either real-time or round the clock "bulletin-board" type online auctions of consigned inventory not scheduled for active bidding. This platform is also utilized for "upstream selling" which facilitates the sale of vehicles prior to their arrival at a physical auction site.

•
ADESA Run Lists—provides a summary of consigned vehicles offered for auction sale, allowing dealers to preview inventory prior to an auction event.

•
ADESA Market Guide™—provides wholesale auction prices, auction sales results, market data and condition reports.

•
ADESA Virtual Inventory—subscription-based service to allow dealers to embed ADESA Search technology into a dealer's Web site to increase the number of vehicles advertised by the dealer. Currently offered in Canada.

•
ADESA Notify Me™—email notification service for dealers looking for particular vehicles being run at physical or electronic auction.

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

Operating and financial systems

PeopleSoft® is the centralized financial software of the wholesale auctions, and Oracle® is the centralized financial software for the Dealer Services Group business. ADESA utilizes internally developed, proprietary software to manage its auction processes and floorplan receivables.

INDUSTRY OVERVIEW

Vehicle redistribution industry

The vehicle redistribution industry encompasses the activities designed to transfer used and salvage vehicle ownership between sellers and buyers throughout the vehicle life cycle. In the U.S. and Canada in 2006, there were approximately 263 million vehicles in operation (also referred to as vehicle "parc" or "VIO"), approximately 244 million of which were located in the U.S. and 19 million of which were located in Canada. Approximately 18 to 19 million new vehicles (including medium and heavy trucks) enter the vehicle parc each year (based on 2000-2005 data) while annual vehicle scrappage is approximately 12 to 15 million vehicles, resulting in vehicle parc growth of approximately 3 to 7 million vehicles per year. The growth in vehicle parc is affected by several factors, including sales of new vehicles, population growth (especially those of legal driving age), growth in the number of vehicles per household and the longer lifespan of vehicles currently on the road. Of the 263 million vehicles in operation in the U.S. and Canada in 2006, approximately 45 million used vehicles (43 million in the U.S. and 2 million in Canada) changed hands, up from 40 million vehicles in 1990. Total U.S. used vehicle sales decreased approximately 3 percent from 2005 to 2006. However, growth occurred among private sales by individuals, which bypass the wholesale remarketing process. In addition, decreased discounts on new vehicles generated fewer trade-ins at franchised dealerships, which reduced the number of these units that were sold by franchised dealerships. Nevertheless, auction sold volumes rose approximately one percent in 2006. As a result, approximately 22 percent of the 45 million used vehicles sold (or approximately 10 million vehicles) passed through National Auto Auction Association ("NAAA") member auctions in 2006.

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

Used vehicle auctions

Auctions play a critical role in the vehicle redistribution industry. By capitalizing on economies of scale, auctions efficiently transfer ownership and titles; administer the flow of funds between sellers and buyers of vehicles; and facilitate the storing, transporting, reconditioning and selling of vehicles. In addition, auctions serve as a real-time independent marketplace for the industry. The used vehicle auction sector accounts for approximately 10 million of the 45 million vehicles that changed hands in 2006. The number of vehicles auctioned has been relatively flat over the last five years. Approximately 9.4 million vehicles were auctioned in 2001 compared with approximately 9.5 million in 2006.

The supply of used vehicles for sale at auction is provided by institutional customers and selling dealers. Institutional customers supply the auctions mainly with off-lease, repossessed, and end of program term vehicles in addition to fleet vehicles that have reached a predetermined mileage level, age or condition. Program vehicles are vehicles used by rental car companies and other companies with individual corporate fleets of vehicles that are returned to manufacturers through repurchase programs. It is estimated that approximately 5 million of the vehicles sold at NAAA auctions in 2006 were institutional vehicles (manufacturers, automotive finance companies, rental companies, commercial fleets, etc.), or approximately 50 percent of the total vehicles sold at auctions. Selling dealers accounted for a majority of the remaining vehicles sold at NAAA affiliated auctions in 2006.

Typically, institutional customers and selling dealers select auction sites based upon market prices, conversion rates, service and location. In addition, the volume of vehicles that dealers sell at auctions is affected by previous auction purchases by the dealers, unwanted trade-ins from customers and aged inventory. Off-lease volumes presented for wholesale remarketing in the U.S. have been declining over the last few years. ADESA experienced a mild decline in off-lease volumes in 2006 and anticipates a modest increase in off-lease volumes beginning in late 2007 and thereafter. Lease penetration rates hit a low point in early 2004 and have been modestly increasing since then. Capacity reductions at the major U.S. OEM's are expected to impact the industry and may result in reduced program vehicles and rental fleet sales.

The demand for used vehicles at auction is driven by the retail demand for used vehicles. Franchise and used vehicle dealers in the U.S. sold approximately 28.0 million used vehicles in 2006, accounting for approximately 66 percent of the total used vehicle sales in the U.S. The demand for used vehicles has grown historically due to population growth, the increase in the number of households that have more than one vehicle, improvements by manufacturers to the quality of vehicles that have extended vehicle lifespan and made used vehicles a more attractive option for retail vehicle buyers, and the affordability of used vehicles relative to new vehicles. To satisfy the demand for used vehicles, dealers increasingly utilize used vehicle auctions to stock their inventory in addition to various other sources of supply, including trade-ins from customers on new and used vehicle purchases and purchases from other dealers, wholesalers, individuals or other entities.

Salvage auctions

The salvage sector of the auction industry has shown moderate growth over the last several years, and industry estimates indicate that approximately 3 million salvage vehicles were redistributed in the U.S. and Canada in 2006. The remainder of the "scrappage" from the vehicle parc primarily consists of vehicles that were unaccounted for in vehicle registration records. While salvage auctions play a similar redistribution role in the salvage industry as used vehicle auctions, salvage auctions are usually loss mitigators for the sellers of the vehicles.

Some factors that determine the supply of vehicles available for sale at a salvage auction include the number of accidents, thefts and fires, as well as the occurrence of major weather events and natural disasters. Increasing technological complexity of vehicles continues to lead insurers to declare more vehicles as total loss than in the past due to heightened costs of repairs. The Company estimates the percentage of claims resulting in a total loss consistently increased from 7.9 percent in 1999 to 13.3 percent in 2004 and has remained relatively constant since then with an estimate of 12.8 percent of claims in 2006. Insurance companies and other institutional customers declare the ownership or title of a damaged vehicle as a total loss based upon the extent of the damage, and the majority of these vehicles exit the vehicle parc as scrappage. Other factors contributing to the increase in total losses as a percentage of claims include new and used parts availability, cost of repairs, and new title branding and ownership legislation in many states and provinces that require insurance companies to automatically brand vehicles as total losses once damages reach a certain percentage of the vehicle's value.

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

•
The compilation of accurate, timely, wholesale market prices of used vehicles based upon sales at auctions.

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

ADESA believes that the optimal aggregate market price for a seller's inventory of vehicles can be obtained by simultaneously utilizing online auctions with physical auctions. Online auction solutions that do not include any use of physical auctions potentially lack services that are integral to the redistribution process. These services may include:

•
Secure storage of consigned vehicle inventory in centralized locations where customers can view the condition of multiple vehicles in person prior to sale at auctions.

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

•
Providing a large concentration of buyers competing for the purchase of each vehicle in real time.

The use of the Internet for conducting wholesale transactions in the vehicle redistribution industry is growing. ADESA feels that simultaneously combining physical auctions with online auctions in real time offers a superior method of vehicle redistribution when compared with online only auction solutions; however, the Company still maintains online only auction technology to complement its physical auction business. The Company believes it is well positioned to offer the appropriate mix of physical and online auctions and services to its customers to ensure the most effective and efficient redistribution of their vehicles.

Dealer Services Group

The used vehicle floorplan financing sector consists primarily of short-term inventory-secured financing for dealers who purchase used vehicles for immediate resale. Common floorplan terms in the industry range anywhere from 30 to 60 days with interest accruing on the outstanding principal balance. In addition, a fee is usually charged per vehicle financed. The financing component of the vehicle redistribution industry remains largely fragmented and includes traditional financial institutions, floorplan financing companies, auctions which provide financing and the finance companies of vehicle manufacturers. Franchised dealers primarily secure floorplan financing from the captive finance arms of the manufacturers, as well as national, regional and local banks and other financial institutions. The majority of this financing is not available to independent dealers. Each wholesale vehicle transaction presents an opportunity to provide a dealer with floorplan financing. Most lenders in the industry, including AFC, take a security interest in the vehicles floorplanned and protect their security interest through audits of dealer inventory. Floorplan financing is not a retail installment loan, but rather an inventory-secured financing loan of a very short duration for dealer purchases.

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

In the used vehicle auction industry, ADESA competes with Manheim, which is the market leader and a subsidiary of Cox Enterprises, Inc., as well as several smaller chains of auctions including Auction Broadcasting Company and independent auctions, some of which are affiliated through their membership in an industry organization named ServNet®. Due to ADESA's national presence, competition is strongest with Manheim for the supply of used vehicles from national institutional customers. The supply of vehicles from dealers is dispersed among all of the auctions in the used vehicle market.

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

In the salvage sector, ADESA competes with Copart, Inc., which is the market leader, Insurance Auto Auctions, Inc., Total Resource Auctions (Manheim), independent auctions, some of which are affiliated through their membership in industry organizations to provide broader coverage through network relationships and a limited number of used vehicle auctions that regularly redistribute salvage vehicles. Additionally, some dismantlers of salvage vehicles such as Greanleaf and LKQ Corporation and Internet-based companies have entered the market, thus providing alternate avenues for sellers to redistribute salvage vehicles. ADESA anticipates that further consolidation of the salvage auction services industry will occur and is evaluating various means by which the Company can continue its growth plan through further deployment of its Internet auction tools, strategic acquisitions, shared facilities with the Company's used vehicle auctions and greenfield expansion.

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

VEHICLE AND LENDING REGULATIONS

ADESA's operations are subject to regulation, supervision and licensing under various U.S., Canadian or Mexican federal, state, provincial and local statutes, ordinances and regulations. Each auction is subject to laws in the state or province in which it operates which regulate auctioneers and/or vehicle dealers. Some of the transport vehicles used at the Company's auctions are regulated by the U.S. Department of Transportation or similar regulatory agencies in Canada and Mexico. The acquisition and sale of salvage and theft recovered vehicles is regulated by governmental agencies in each of the locations in which ADESA operates. In many states and provinces, regulations require that a salvage vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle's previous salvage status. Some state, provincial and local regulations also limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts only. Such regulations can reduce the number of potential buyers of vehicles at salvage auctions. In addition to the regulation of the sale and acquisition of vehicles, ADESA is also subject to various local zoning requirements with regard to the location and operation of its auction and storage facilities. AFC is subject to laws in certain states which regulate commercial lending activities and interest rates.

ENVIRONMENTAL REGULATION

ADESA's businesses are subject to regulation by various U.S. and Canadian federal, state, provincial and local authorities concerning air quality, water quality, solid wastes and other environmental matters. In the vehicle redistribution industry, large numbers of vehicles, including damaged vehicles at salvage auctions, are stored at auction facilities and, during that time, releases of fuel, motor oil and other fluids may occur, resulting in soil, air, surface water or groundwater contamination. In addition, the facilities generate and/or store petroleum products and other hazardous materials, including wastewater, waste solvents and used oil, and body shops at the facilities may release harmful air emissions associated with painting. ADESA could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from its operations, contamination by previous users of acquired facilities, or the disposal of waste at off-site locations. ADESA considers its businesses to be in compliance, in all material respects, with those environmental regulations currently applicable to its operations.

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

COMPANY HISTORY

ADESA entered the vehicle redistribution industry in 1989 and first became a public company in 1992. ADESA remained a public company until 1996 when ADESA was acquired by ALLETE, Inc. ("ALLETE"). At that time, ADESA operated 19 used vehicle auctions and 19 AFC loan production offices. Since then, ADESA has grown the business, organically and through acquisitions, into a leading vehicle redistribution company in North America, operating 54 used vehicle auctions, 42 salvage auctions and 85 AFC loan production offices. Growth milestones for the Company include:

•
2006 – Acquired N.E. Penn Salvage Company, an independently owned salvage auction in northeast Pennsylvania. Opened a new salvage auction in Pittsburgh, Pennsylvania. Acquired a used vehicle auction near Sarasota serving western and central Florida. Acquired three independent salvage auctions in the state of Texas. Opened new salvage auctions in Syracuse, New York and South Pittsburgh, Pennsylvania.

•
2005 – Acquired four salvage auctions in Ohio known as the Ohio Connection. Acquired an independently owned salvage auction near Charlotte, North Carolina. Acquired a Washington, D.C. area used vehicle auction. Opened new salvage auctions in Connecticut and Florida (both Clearwater and Orlando area). Relocated Calgary salvage auction to a larger site.

•
2004 – Opened a salvage auction in Sacramento, California co-located with ADESA.

•
2003 – Relocated a used vehicle auction in Atlanta, Georgia and opened salvage auctions in Long Island, New York and Fremont, California.

•
2002 – Opened a new used vehicle auction in Long Island, New York and relocated a used vehicle auction near San Francisco, California. Acquired an independently owned salvage auction near Raleigh, North Carolina.

•
2001 – Acquired eight salvage auctions from Auto Placement Center. These auctions are located in Rhode Island, Massachusetts, Maine, New Hampshire, Vermont and New York.

•
2000 – Acquired nine used vehicle auctions from Manheim Auctions, Inc. ("Manheim") as part of a required divestiture. These auctions are located in close proximity to Atlanta, Clearwater, Colorado Springs, San Francisco, Kansas City, Orlando, Phoenix, Tampa and Seattle.

•
2000 – Acquired Canadian Auction Group, Inc., a used vehicle auction chain consisting of 13 locations in Canada. The Canadian Auction Group acquisition expanded ADESA's presence in Calgary, Halifax, Edmonton, Kitchener, Saskatoon, St. John's, Toronto, Winnipeg and Moncton.

•
1995 – Acquired Impact Auto Auctions, Ltd., a salvage auction chain in Canada that was acquired in four stages: 20 percent of the company was purchased in October 1995, 33.33 percent was purchased in each of March 1999 and January 2000 and 13.34 percent was purchased in May 2000. Impact Auctions, Ltd. consisted of nine auctions that are located in Calgary, Edmonton, Halifax, London, Moncton, Montreal, Ottawa, Sudbury and Toronto.

•
1994 – ADESA acquired AFC.

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

EMPLOYEES

At December 31, 2006, ADESA had a total of 11,915 employees, 9,081 located in the U.S. and 2,834 located in Canada. Approximately 71 percent of the Company's workforce consists of full-time employees. Currently, none of the Company's employees participate in collective bargaining agreements.

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

New York Stock Exchange Corporate Governance Matters

As a listed company with the New York Stock Exchange ("NYSE"), ADESA is subject to certain corporate governance standards required by the NYSE. Among other requirements, each listed company CEO is required, under Section 303A.12 (a) of the NYSE Listed Company Manual, to certify to the NYSE each year that he or she is not aware of any violation by the company of NYSE corporate governance listing standards. ADESA filed the annual CEO certification with the NYSE, confirming its compliance with the NYSE's corporate governance listing standards, on June 12, 2006.

Included as Exhibits 31.1 and 31.2 of this 2006 Annual Report on Form 10-K, are the required CEO and CFO Sarbanes-Oxley Act Section 302 certifications filed with the SEC.

Item 1a. Risk Factors

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions, and anticipated cash requirements) may be forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. Forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risks Related to ADESA's Business." Some of these factors also include:

•
significant changes in volume of vehicles bought, sold or financed by the Company's customers;

•
the mix of vehicles sold (dealer vs. institutional) at the Company's auctions and OEM pricing programs;

•
the Company's ability to execute its strategic initiatives successfully;

•
the pending transaction in which the Company would be acquired by a group of private equity funds;

•
fluctuations and volatility in the market value of used and salvage vehicles;

•
changes in North America vehicle production;

•
the availability of used and salvage vehicles;

•
inability to implement price increases;

•
changes in buyer attendance at vehicle auctions;

•
the Company's ability to develop and implement information systems responsive to customer needs;

•
the Company's ability to execute major facility relocations successfully;

•
the announcement of new vehicle supply agreements by ADESA or its competitors;

•
the introduction by competitors of new services that make ADESA's services obsolete or less valuable;

•
the introduction of new competitors;

•
the Company's ability to integrate and manage its acquisitions successfully;

•
the timing and size of the Company's new or relocated facility openings;

•
the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of the Company's business, operations and infrastructure and possible disruptions associated with such initiatives;

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

•
labor costs; and

•
other risks described from time to time in ADESA's filings with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed by ADESA in 2007.

Many of these risk factors are outside of ADESA's control, and as such, they involve risks which are not currently known to ADESA that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date hereof and ADESA does not undertake to update its forward-looking statements.

RISKS RELATED TO THE PROPOSED MERGER

ADESA's business and results of operations may be affected by the proposed merger.

On December 22, 2006, ADESA entered into a definitive merger agreement to be acquired by a group of private equity funds consisting of affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital. Effective with the merger, each share of outstanding common stock of the Company will be converted into the right to receive $27.85 in cash, without interest, and Insurance Auto Auctions, Inc., a leading provider of automotive salvage auction and claims processing services in the United States, will be combined with ADESA. The proposed merger could have an adverse effect on the Company's revenue in the near term if institutional sellers and strategic partners delay, defer or cancel their redistribution relationships with ADESA pending consummation of the acquisition. Current and prospective customers and strategic partners could be reluctant to enter into redistribution relationships with the Company due to uncertainty about the direction of the Company after the combination with IAAI and integration challenges, including the integration of different technology platforms. Decreased revenue could have a variety of adverse effects, including negative consequences to the Company's relationships with buyers and sellers in the redistribution industry. In addition, ADESA's results of operations could be below the expectations of market analysts, which could cause a decline in ADESA's stock price. Finally, activities relating to the acquisition and related uncertainties could divert management's and employees' attention from our day-to-day business, including implementation of strategic initiatives, cause disruptions among the Company's relationships with customers and strategic partners, and cause employees to seek alternative employment, all of which could detract from ADESA's ability to generate revenue and implement strategic initiatives.

If the conditions to the proposed merger set forth in the merger agreement are not met, the merger may not occur.

The consummation of the proposed merger is subject to a number of conditions described in the merger agreement, including among others, stockholder approval of the merger and no material adverse change to ADESA's business pending the merger. These conditions are set forth in detail in the merger agreement, which the Company has previously filed with the Securities and Exchange Commission. The Company cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed, and the market price of ADESA stock may decline.

Failure to complete the proposed merger may negatively affect our future business and operations.

If the merger is not completed, ADESA could suffer a number of consequences that may adversely affect ADESA's business, results of operations and stock price, including the following:

•
activities relating to the proposed merger and related uncertainties may lead to a loss of revenue and market position that ADESA may not be able to regain if the merger does not occur;

•
the market price of ADESA's common stock could decline following an announcement that the merger has been abandoned;

•
ADESA could be required to pay a termination fee of $40 million under the circumstances described in the merger agreement;

•
ADESA would remain liable for its costs related to the merger, such as legal and accounting fees and a portion of its investment banking fees;

•
ADESA would remain liable for its costs related to the legal proceeding that have been or may be instituted against the Company relating to the proposed merger, including legal fees;

•
ADESA may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•
ADESA may not be able to retain key employees.

In addition to the above risks, the proposed merger may intensify the risks related to ADESA's business set forth below.

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

  •
  Item 3 "Legal Proceedings"

  •
  Item 7a "Quantitative and Qualitative Disclosures About Market Risk"

Certain initiatives that management considers important to ADESA's long-term success include substantial capital investment in e-business, information technology, acquisitions, facility relocations and expansions, as well as operating initiatives designed to enhance overall efficiencies, have significant risks associated with their execution, and could take several years to yield any direct monetary benefits to ADESA or its stockholders and may depress the market price of ADESA's common stock in the interim. Accordingly, the Company cannot predict whether its strategic initiatives will be successful.

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

Used vehicle sales are driven by consumer demand. As consumer demand fluctuates, the volume and prices of used vehicles may be affected and the demand for used vehicles at auction by dealers may likewise be affected. The demand for used vehicles at auction by dealers may therefore affect the wholesale price of used vehicles and the conversion percentage of vehicles sold at auction.

The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction. As manufacturers and other lenders have decreased the number of leases in the last few years and extended the lease terms of some of the leases that were written, the number of off-lease vehicles available at auction declined in 2003, 2004, 2005 and 2006. ADESA is not able to predict the manufacturers' and other lenders' approaches to leasing and thus future volumes of off-lease vehicles may be affected based upon leasing terms and trends. The supply of off-lease vehicles coming to auction is also affected by the market value of used vehicles compared to the residual value of those vehicles per the lease terms. In most cases, the lessee and the dealer have the ability to purchase the vehicle at the residual price at the end of the lease term. Generally, as market values of used vehicles rise, the number of vehicles purchased at residual value by the lessees and dealers increases, thus decreasing the number of off-lease vehicles available at auction.

ADESA may not succeed in implementing strategic initiatives necessary to grow its business.

ADESA is pursuing strategic initiatives that management considers critical to ADESA's long-term success, including substantial near term capital investment in e-business, information technology, facility relocations and expansions, as well as operating initiatives designed to enhance overall efficiencies. These initiatives involve substantial capital investment, have significant risks associated with their execution, and could take several years to yield any direct monetary benefits. Committing a large amount of capital over a lengthy time horizon could result in significant business interruption and loss of key customers during the transitional period, as well as cost overruns and delays which may impact ADESA's results of operations. Accordingly, the Company cannot predict whether it will succeed in implementing these strategic initiatives and its failure to do so may adversely impact market perceptions and depress the trading price of ADESA stock.

The ability to meet customer information system requirements could impact ADESA's competitive position and customer retention.

Robust information systems are critical to ADESA's operating environment and competitive position. ADESA may not be successful in structuring its information system infrastructure or developing, acquiring or implementing information systems which are competitive and responsive to the needs of its customers and ADESA might lack sufficient resources to continue to make the significant necessary investments in information systems to compete with its competitors. Certain information systems initiatives that management considers important to ADESA's long-term success will require substantial capital investment, have significant risks associated with their execution, and could take several years to implement.

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

Capacity reductions at the major U.S. OEM's could negatively impact the industry.

Capacity reductions at the major U.S. OEM's are expected to impact the industry and may result in reduced program vehicles and rental fleet sales. In addition, weak growth in new vehicle sales impacts trade-ins and auction volumes.

ADESA faces significant competition.

ADESA faces significant competition for the supply of used and salvage vehicles and for the buyers of those vehicles while the used vehicle inventory floorplan financing sector is characterized by diverse and fragmented competition. The Company faces current or potential competition from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) potential new vehicle remarketing venues and Dealer Services Group services and (iv) existing alternative vehicle remarketing venues. In both the vehicle auction and Dealer Services Group businesses, both the Company and its competitors are working to develop new services and technologies, or improvements and modifications to existing services and technologies. Some of these competitors may be able to respond more quickly to new or emerging services and technologies, evolving industry trends and changes in customer requirements and devote greater resources to the development, promotion and sale of their services. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company would not have a material adverse effect on its business and results of operations.

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

ADESA's operations and sales of vehicles by its customers are subject to regulation, supervision and licensing under various U.S. and Canadian federal, state, provincial and local statutes, ordinances and regulations. If ADESA is unable to obtain and/or maintain any such required permits or licenses, ADESA's operations may be adversely affected. For a further discussion of the vehicle regulations applicable to ADESA's businesses, see "Business – Vehicle Regulation" under Item 1 of this Report on Form 10-K.

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

Weather-related and other events beyond ADESA's control may adversely impact operations.

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

From time to time, the Company may receive notices from others claiming that it infringes their patent or intellectual property rights, and the number of these claims could increase in the future. Claims of patent infringement could require ADESA to enter into licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require ADESA to change its business practices and limit its ability to compete effectively. Even if ADESA believes that claims are without merit, the claims can be time-consuming and costly to defend and divert management's attention and resources away from its businesses. If ADESA is required to take any of these actions, it could have an adverse impact on the Company's business and operating results.

ADESA is partially self-insured for certain losses.

ADESA self-insures a portion of employee medical benefits under the terms of its employee health insurance program, as well as a portion of its automobile, general liability and workers' compensation claims. The Company records an accrual for the claims expense related to its employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims. While ADESA believes these estimates are reasonable based on the information currently available, if actual claims are higher than anticipated, the Company's accrual might be insufficient to cover the claims costs, which would have an adverse impact on the operating results in that period.

The operation of the Company's auction facilities poses certain environmental risks which could adversely affect ADESA's results of operations and financial condition.

ADESA's businesses are subject to regulation by various U.S. and Canadian federal, state, provincial and local authorities concerning air quality, water quality, solid wastes and other environmental matters. In the vehicle redistribution industry, large numbers of vehicles, including damaged vehicles at salvage auctions, are stored at auction facilities and, during that time, releases of fuel, motor oil and other fluids may occur, resulting in soil, air, surface water or groundwater contamination. In addition, the facilities generate and/or store petroleum products and other hazardous materials, including wastewater, waste solvents and used oil, and body shops at the facilities may release harmful air emissions associated with painting. Further, the Company is subject to other safety and training regulations as required by local, state and federal law. The Company has an environmental and safety compliance program that is administered by the environmental and safety department of the Company and includes monitoring, measuring and reporting compliance, establishing safety programs and training Company personnel in environmental and safety matters. Any failure by the Company to obtain required permits or operate within regulations for, control the use of, or adequately restrict the discharge of hazardous or regulated substances or materials under present or future regulations could subject the Company to substantial liability, require costly cleanup or require changes in the Company's remarketing services or auction facilities.

For a further discussion of the environmental regulation of ADESA's businesses, see "Business – Environmental Regulation" under Item 1 of this Report on Form 10-K.

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

Fluctuations between U.S. and Canadian currency values may adversely affect the Company's results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from Canada. For the 12 months ended December 31, 2006, approximately 21 percent of the Company's revenues were attributable to its Canadian operations. A decrease in the value of the Canadian currency relative to the U.S. dollar could reduce the Company's profits from its Canadian operations and the value of the net assets of its Canadian operations when reported in U.S. dollars in the Company's financial statements. This could have a material adverse effect on the Company's business, financial condition or results of operations as reported in U.S. dollars.

In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of the Company's reported results of operations. For purposes of accounting, the assets and liabilities of the Company's Canadian operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of the Company's Canadian operations are translated using average exchange rates during each period. Translation gains and losses are reported in "Accumulated other comprehensive income/loss" as a component of stockholders' equity.

For a further discussion of ADESA's foreign exchange risk, see "Quantitative and Qualitative Disclosures About Market Risk" under Item 7a of this Report on Form 10-K.

ADESA is dependent on good labor relations.

At December 31, 2006, ADESA had a total of 11,915 employees, with 9,081 located in the U.S. and 2,834 located in Canada. Approximately 71 percent of the workforce consists of full-time employees. In addition to the workforce of employees, ADESA also utilizes temporary labor services to assist in handling the vehicles consigned during periods of peak volume. Many of the Company's employees, both full- and part-time, are unskilled, and in periods of strong economic growth, ADESA may find it difficult to compete for sufficient unskilled labor. If the Company is unable to maintain its full- or part-time workforce or the necessary relationships with third party providers, its operations may be adversely affected.

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. At December 31, 2006, approximately $558 million or 28%, of ADESA's total assets represented goodwill. Declines in the Company's profitability may impact the fair value of its reporting units, which could result in a write-down of the Company's goodwill and a reduction in net income.

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

ADESA and ALLETE entered into a tax sharing agreement, effective on the date of the spin-off, which governs ALLETE's and ADESA's respective rights, responsibilities and obligations after the spin-off with respect to taxes for the periods ending on or before the spin-off. Under the tax sharing agreement, if the spin-off becomes taxable to ALLETE, ADESA may be required to indemnify ALLETE for any taxes which arise as a result of ADESA's actions or inaction. In addition, ADESA will be required to indemnify ALLETE for 50 percent of any taxes that do not arise as a result of actions or inaction of either ADESA or ALLETE.

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

ADESA's corporate headquarters are located in Carmel, Indiana. The Company's corporate headquarters and its Canadian office are leased properties. Properties utilized by the Company's Auction Services Group business segment include 54 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. ADESA also operates 42 salvage vehicle auction facilities in the U.S. and Canada which are utilized by the Company's Auction Services Group business segment. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with the Company's used vehicle auctions.

Of AFC's 85 offices in North America, 55 are physically located at auction facilities (including 44 at ADESA's auctions). Each of the remaining 30 AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its loan production offices.

The following tables list the used and salvage vehicle auctions owned or leased by ADESA:

Used Vehicle Auctions	Location	Number of Auction Lanes
U.S.
ADESA Boston(d)	Framingham, Massachusetts	14
ADESA Golden Gate(d)	Tracy, California	12
ADESA Phoenix(d)	Chandler, Arizona	12
ADESA New Jersey(d)	Manville, New Jersey	12
ADESA Charlotte(d)	Charlotte, North Carolina	11
ADESA Buffalo(a,d)	Akron, New York	10
ADESA Birmingham(d)	Moody, Alabama	10
ADESA Indianapolis(d)	Plainfield, Indiana	10
ADESA Little Rock(b,d)	North Little Rock, Arkansas	10
ADESA Dallas	Mesquite, Texas	9
ADESA Atlanta(b,d)	Fairburn, Georgia	8
ADESA Cincinnati/Dayton(d)	Franklin, Ohio	8
ADESA Cleveland(d)	Northfield, Ohio	8
ADESA Pittsburgh(d)	Mercer, Pennsylvania	8
ADESA Tampa(d)	Tampa, Florida	8
ADESA Houston(d)	Houston, Texas	8
ADESA Los Angeles(c,d)	Mira Loma, California	8
ADESA San Antonio(d)	San Antonio, Texas	7
ADESA Kansas City(d)	Lee's Summit, Missouri	7
ADESA Memphis(d)	Memphis, Tennessee	6
ADESA Knoxville(d)	Lenoir City, Tennessee	6
ADESA Jacksonville(a,d)	Jacksonville, Florida	6
ADESA Austin(b,d)	Austin, Texas	6
ADESA San Diego(d)	San Diego, California	6
ADESA Long Island(d)	Yaphank, New York	6
ADESA Lexington(d)	Lexington, Kentucky	6
ADESA Washington D.C.(b,d)	Sterling, Virginia	6
ADESA Colorado Springs(d)	Colorado Springs, Colorado	6
ADESA Des Moines(d)	Grimes, Iowa	6
ADESA Sarasota(d)	Bradenton, Florida	6
ADESA Tulsa(c,d)	Tulsa, Oklahoma	5
ADESA Concord(a,d)	Acton, Massachusetts	5
ADESA Shreveport(d)	Shreveport, Louisiana	5

ADESA Sacramento(a,d)	Sacramento, California	5
ADESA Ocala(d)	Ocala, Florida	5
ADESA Wisconsin(d)	Portage, Wisconsin	5
ADESA Lansing(d)	Dimondale, Michigan	5
ADESA Seattle(d)	Auburn, Washington	5
ADESA St. Louis(d)	Barnhart, Missouri	4
ADESA Southern Indiana	Edinburgh, Indiana	3
Canada
ADESA Montreal(d)>	St. Eustache, Quebec	14
ADESA Toronto(d)	Brampton, Ontario	8
ADESA Vancouver(a, b,d)	Richmond, British Columbia	7
ADESA Edmonton(a,d)	Nisku, Alberta	5
ADESA Ottawa(a,d)	Vars, Ontario	5
ADESA Halifax(a,c,d)	Enfield, Nova Scotia	5
ADESA Calgary(d)	Airdrie, Alberta	4
ADESA Winnipeg(d)	Winnipeg, Manitoba	4
ADESA Kitchener	Ayr, Ontario	4
ADESA Saskatoon(b)	Saskatoon, Saskatchewan	2
CAG Vancouver(b)	Surrey, British Columbia	2
ADESA Moncton(c)	Moncton, New Brunswick	2
ADESA St. John's(b)	Mount Pearl, Newfoundland	1
Mexico
ADESA Mexico(b)	Toluca, Mexico	1
(a)
Shares facilities with salvage auction at the same location.

(b)
Leased auction facilities.

(c)
ADESA currently leases part of the property on which this auction is located.

(d)
Facility includes an AFC office.

Salvage Auctions	Location	Total Acreage
U.S.
ADESA Impact – Charlotte	Concord, North Carolina	128
ADESA Impact – Clayton(a)	Clayton, North Carolina	99
ADESA Impact – Dallas(b)	Wilmer, Texas	74
ADESA Impact – Orlando North(b)	Sanford, Florida	73
ADESA Impact – Montgomery	Rock Tavern, New York	65
ADESA Impact – Fremont	Fremont, California	63
ADESA Impact – Houston(b)	Houston, Texas	61
ADESA Impact – Canton/Akron(b)	New Philadelphia, Ohio	40
ADESA Impact – San Antonio(b)	San Antonio, Texas	37
ADESA Impact – South Pittsburgh(b)	Mt. Morris, PA	34
ADESA Impact – Clearwater(b)	Clearwater, Florida	33
ADESA Impact – Vermont	Essex, Vermont	32
ADESA Impact – Taunton	East Taunton, Massachusetts	29
ADESA Impact – Miami(b)	Opa-Locka, Florida	28
ADESA Impact – Loraine(b)	Loraine, Ohio	27
ADESA Impact – Albany	Colonie, New York	25
ADESA Impact – Scranton(b)	Pittston, Pennsylvania	23
ADESA Impact – Connecticut(b)	Middletown, Connecticut	20

ADESA Impact – Columbus(b)	Grove City, Ohio	20
ADESA Impact – Buffalo(c)	Akron, New York	15
ADESA Impact – Orlando South(b)	Orlando, Florida	15
ADESA Impact – Rhode Island	East Providence, Rhode Island	15
ADESA Impact – Cincinnati(b)	Amelia, Ohio	12
ADESA Impact – Salem	Salem, New Hampshire	11
ADESA Impact – Concord(c)	Acton, Massachusetts	10
ADESA Impact – Long Island(b)	Medford, New York	9
ADESA Impact – Saco	Saco, Maine	9
ADESA Impact – Syracuse(b)	Syracuse, New York	8
ADESA Impact – Clinton	Clinton, Maine	7
ADESA Impact – Jacksonville(c)	Jacksonville, Florida	6
ADESA Impact – Sacramento(c)	Sacramento, California	6
Canada
Impact Montreal(b)	Les Cedres, Quebec	50
Impact Toronto(b)	Stouffville, Ontario	32
Impact Sudbury(d)	Sudbury, Ontario	20
Impact London(b)	London, Ontario	17
Impact Calgary	Calgary, Alberta	15
Impact Edmonton(c)	Nisku, Alberta	13
Impact Hamilton	Hamilton, Ontario	12
Impact Ottawa(c)	Vars, Ontario	9
Impact Moncton(b)	Moncton, New Brunswick	8
Impact Halifax(c)	Enfield, Nova Scotia	6
Impact Vancouver(b, c)	Richmond, British Columbia	3
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

In related litigation, AMS also filed a lawsuit against Manheim Auctions, Inc. ("Manheim"), Live Global Communications USA Inc. and Live Global Bid, Inc. (collectively "LGB") in U.S. District Court for the Northern District of Georgia, Atlanta Division (Civil Action 05 CV 0639), alleging infringement of the `612 Patent and other causes of action against Manheim. The Company licenses technology used in its LiveBlock Internet auction application from LGB. The complaint seeks unspecified damages and injunctive relief. In May 2005, AMS withdrew its request for a preliminary injunction against Manheim and LGB. In June 2005, Manheim filed a counterclaim against AMS alleging infringement of U.S. Patent No. 5,774,873 related to online motor vehicle auction systems. This litigation has been consolidated with the AMS lawsuit against the Company during the discovery phase. The litigation is currently in the discovery phase. The "Markman" claim construction hearing was held in August 2006. The court has not rendered its "Markman" claim construction ruling. No trial date has been set.

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

Litigation Regarding the Merger

In January 2007, Gerald Ortsman filed a lawsuit against ADESA, its directors and the group of private equity funds, including affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital, that propose to acquire the Company in the Delaware Court of Chancery (Case No. 2670-N). In February 2007, Mr. Ortsman filed an amended complaint containing additional allegations. The amended complaint seeks class action status on behalf of the Company's stockholders and alleges that ADESA's directors breached their fiduciary duties to the stockholders by, among other things, failing to maximize stockholder value in connection with the merger. The amended complaint further states that our financial advisers are conflicted, and that ADESA's proxy statement in respect of the merger allegedly omitted material information purportedly necessary to enable ADESA's shareholders to make a fully informed voting decision on the proposed merger. The complaint also alleges that the group of private equity funds aided and abetted the actions of the directors in breaching their fiduciary duties to the stockholders. The amended complaint seeks, among other things, an injunction against the consummation of the merger, an unspecified amount of damages and the payment of plaintiff's fees and costs.

The Company believes that the amended complaint is without merit. Subsequent to filing his amended complaint, the plaintiff filed motions for a preliminary injunction and expedited proceedings. The defendants have filed motions to dismiss the litigation and discovery has commenced. The Company has submitted the matter for coverage to its applicable insurance carriers. The carriers have accepted coverage subject to certain reservations and the Company's applicable self insurance retention for securities claims. While we believe that the lawsuit is without merit and intend to defend vigorously against it, there can be no assurance that it will not adversely impact the merger and related transactions.

SEC Informal Inquiry

In December 2003, the staff of the SEC initiated an informal inquiry relating to ALLETE's internal audit function and the internal financial reporting of ALLETE (ADESA's former parent), ADESA, AFC, a wholly owned subsidiary of ADESA, and the loan loss methodology at AFC. ALLETE and the Company fully and voluntarily cooperated with the informal inquiry and sent a response to the SEC in February 2004. Management believes that the Company has acted appropriately and that this inquiry will not result in action that has a material adverse impact on the Company or its reported results of operations. The Company has had no further inquiries or correspondence with the SEC regarding this matter since the first quarter of 2004.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

ADESA's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since June 16, 2004. According to the records of the Company's transfer agent, there were approximately 25,344 stockholders of record of ADESA common stock at February 23, 2007.

The following table sets forth the range of high and low sales prices per share of common stock for each quarter during the last two fiscal years:

	2006
	High	Low
4th Quarter (October 1 – December 31)	$28.18	$23.11
3rd Quarter (July 1 – September 30)	$23.42	$19.65
2nd Quarter (April 1 – June 30)	$27.14	$20.41
1st Quarter (January 1 – March 31)	$26.80	$23.67
	2005
	High	Low
4th Quarter (October 1 – December 31)	$24.99	$20.68
3rd Quarter (July 1 – September 30)	$24.77	$21.50
2nd Quarter (April 1 – June 30)	$24.65	$21.40
1st Quarter (January 1 – March 31)	$24.41	$19.20

Dividend Information

ADESA has historically paid a regular quarterly dividend to holders of its common stock. ADESA paid a quarterly dividend of $0.075 per common share in 2006 and 2005 ($0.30 per common share per year in total). As a condition to the definitive merger agreement between the Company and a group of private equity funds entered into on December 22, 2006, ADESA agreed not to pay any dividends to holders of its common stock while the merger is pending. Payment of future dividends and the continuation of the dividend reinvestment plan will depend on the outcome of the pending merger and will be at the discretion of the board of directors in accordance with applicable law after taking into account various factors, including conditions to the pending merger, ADESA's financial condition, operating results, current and anticipated cash needs, plans for expansion and other contractual restrictions with respect to the payment of dividends.

Issuer Purchases of Equity Securities

The following table provides information about purchases by ADESA of its shares of common stock during the quarter ended December 31, 2006 (actual shares):

ADESA Common Stock Repurchases(1)

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1 – October 31	300	$23.53	–	–
November 1 – November 30	–	$–	–	–
December 1 – December 31	281	$26.85	–	–

Total	581	$25.14	–	–

(1)
Primarily reflects shares surrendered in the fourth fiscal quarter to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

Stock Price Performance Graph

The graph below shows the cumulative total stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter), for the period beginning on June 16, 2004, the first trading day of ADESA's common stock, and ending on December 31, 2006, on each of ADESA's common stock, the Standard & Poor's Midcap 400 Stock Index and the Standard and Poor's 400 Diversified Commercial and Professional Services GICS Sub-Industry Index. ADESA's stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of Cumulative Total Return

Company/Index	Base Period 6/16/04	6/30/04	12/31/04	6/30/05	12/31/05	6/30/06	12/31/06

ADESA, INC.	$100	$100.17	$88.75	$91.65	$103.47	$94.83	$119.06
S&P MIDCAP 400 INDEX	$100	$102.09	$112.10	$116.41	$126.17	$131.52	$139.19

S&P 400 DIVERSIFIED COMMERCIAL & PROFESSIONAL SERVICES	$100	$93.04	$93.17	$88.03	$98.38	$102.19	$105.19

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Operating results of ComSearch, Inc., as well as the Company's former vehicle transport and vehicle importation businesses, are included in discontinued operations and amounts have been adjusted accordingly for all periods presented.

In 2006 the Company incurred a charge representing a reduction of ownership interests in aircraft and other costs associated with the termination of a Joint Aircraft and Ownership Management Agreement with ALLETE. In the fourth quarter 2006, the Company entered into a merger agreement to be acquired by a group of private equity funds. The Company incurred transaction expenses consisting primarily of legal and professional fees associated with the pending merger. In addition, the Company incurred various charges and incremental expenses in 2004 and 2005 related to its initial public offering of its common stock and a registered public offering of its unsecured 7 5/8% senior subordinated notes, subsequent separation from ALLETE and subsequent restructuring of its debt that affect the comparability of its reported results of operations. As a result of these transactions and the transition to an independent public company, 2004, 2005 and 2006 operating results may not be comparable to previous periods or ongoing operations. See the "Footnotes to Selected Financial Data" below for the amounts and descriptions of the various charges and incremental expenses incurred by the Company in 2004, 2005 and 2006.

(Dollars in millions except per share and as otherwise noted)

For the year ended December 31,	2006(1)	2005(2)	2004(3)	2003(4)	2002

Operations:
Operating revenues
Auction services group	$959.9	$842.8	$808.9	$800.2	$722.9
Dealer services group	144.0	126.0	116.6	104.3	99.9

Total operating revenues	1,103.9	968.8	925.5	904.5	822.8
Operating expenses (exclusive of depreciation and amortization)	823.0	700.6	676.6	668.2	617.3
Aircraft charge	3.4	–	–	–	–
Transaction expenses	6.1	–	–	–	–
Operating profit	224.9	227.4	213.0	201.3	173.2
Interest expense	27.4	31.2	25.4	16.0	22.5
Loss on extinguishment of debt	–	2.9	14.0	–	–
Income from continuing operations	126.8	126.1	109.0	113.9	92.8
Earnings per share – basic and diluted from continuing operations	$1.41	$1.40	$1.19	$1.29	$1.05
Weighted average shares outstanding
Basic (millions)(5)	89.9	89.9	91.2	88.6	88.6
Diluted (millions)(5)	90.2	90.3	91.5	88.6	88.6
Cash dividends declared per share(6)	$0.30	$0.30	$0.075	–	–
December 31,	2006	2005	2004	2003	2002

Financial Position:
Working capital (deficit)	$325.2	$302.0	$358.2	$56.8	($86.1)
Current ratio	1.8:1	1.7:1	2.0:1	1.1:1	0.8:1
Debt as a percentage of total capitalization	22.7%	28.4%	33.8%	28.1%	34.2%
Total assets	$1,975.3	$1,945.5	$1,915.0	$1,656.8	$1,491.6
Total debt	$352.5	$432.5	$516.1	$370.9	$409.7
Total stockholders' equity	$1,203.5	$1,089.9	$1,011.4	$950.2	$788.7
Book value per share	$13.34	$12.07	$11.05	$10.72	$8.90
For the year ended December 31,	2006	2005	2004	2003	2002

Other Financial:
Net cash provided by operating activities	$190.9	$136.5	$175.5	$131.9	$181.7
Capital expenditures	$37.1	$55.3	$31.2	$26.8	$66.5
Depreciation and amortization	$46.5	$40.8	$35.9	$35.0	$32.3
Ratio of earnings to fixed charges(7)	6.8	6.2	6.5	8.9	6.0

For the year ended December 31,	2006	2005	2004	2003	2002

Other Operating:
Used vehicles sold (thousands)	1,760	1,733	1,759	1,810	1,741
Salvage vehicles sold (thousands)	248	201	200	191	172
Total vehicles sold (thousands)	2,008	1,934	1,959	2,001	1,913
Used vehicle conversion rate(8)	60.4%	63.1%	62.5%	61.0%	59.0%

Revenue per vehicle sold(9)	$478	$436	$413	$400	$378
Loan transactions (thousands)	1,152	1,096	1,073	950	946
Revenue per loan transaction(10)	$125	$115	$109	$110	$106
Facilities:
Number of auction facilities at end of period
Used vehicle	54	53	53	53	54
Salvage	42	36	28	27	25
Number of loan production offices at end of period	85	84	83	80	81

Footnotes to Selected Financial Data

(1)
2006 operations include:

•	Loss on termination of aircraft agreement with ALLETE totaling $3.4 million ($2.1 million after-tax or $0.02 per share). The Company received notice of ALLETE's election to terminate the Joint Aircraft Ownership and Management Agreement on November 2, 2006. As a result, the Company recorded a non-cash pretax charge of $3.4 million representing a reduction of ownership interests in the aircraft and other costs associated with the termination of the agreement.
•	Transaction expenses totaling $6.1 million ($5.1 million after-tax or $0.05 per share). In 2006, the Company entered into a merger agreement to be acquired by a group of private equity funds. The transaction expenses consist primarily of legal and professional fees associated with the pending merger.
(2)
2005 operations include:

•	Loss on extinguishment of debt totaling $2.9 million ($1.8 million after-tax or $0.02 per share). The loss on extinguishment of debt consists of a charge for the write-off of certain unamortized debt issuance costs associated with the Company's June 2004 credit facility and certain expenses related to the amended and restated credit facility.
•	Gain on termination of swap of $0.5 million ($0.3 million after-tax). The interest rate swap agreement related to the former Term Loan B facility was terminated in the third quarter of 2005.
•	Incremental corporate expenses compared to 2004, of $3.9 million ($2.4 million after-tax or $0.03 per share). Incremental corporate expenses were incurred in the first half of 2005 and consisted of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company.
•	Incremental interest expense compared to 2004, of $7.9 million ($4.8 million after-tax or $0.05 per share) incurred in the first half of 2005 resulting from the Company's recapitalization and transition to an independent public company.
(3)
2004 operations include:

•	Transaction costs totaling $3.0 million ($1.8 million after-tax or $0.02 per share). Transaction costs consist primarily of legal and professional fees associated with the Company's initial public offering and separation from ALLETE.
•	Loss on extinguishment of debt totaling $14.0 million ($8.5 million after-tax or $0.09 per share). The loss on extinguishment of debt consists of an early termination penalty related to the prepayment of the Company's senior notes and write-off of related unamortized debt issuance costs.
•	Incremental corporate expenses compared to 2003, of $11.9 million ($7.3 million after-tax or $0.08 per share). Incremental corporate expenses consist of salaries, benefits and other expenses due to the addition of corporate level personnel, professional fees, incremental insurance and other costs necessary to support an independent public company.
•	Incremental interest expense compared to 2003, of $8.7 million ($5.3 million after-tax or $0.06 per share) resulting from the Company's recapitalization in June of 2004.
(4)
2003 operating expenses include a gain on sale of real estate of $3.4 million ($2.1 million after-tax or $0.03 per share).

(5)
Weighted average shares outstanding were 14,086,000 prior to the merger of ADESA, Inc. and ADESA Corporation on May 24, 2004. See Note 2 (Basis of Organization and Presentation) in the Notes to Consolidated Financial Statements.

(6)
Cash dividends declared per share do not include dividends declared and paid to ALLETE totaling $117.5 million prior to ADESA becoming an independent public company.

(7)
For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs which are charged to interest expense and a reasonable approximation of the interest factor related to operating leases. Fixed charges for 2005 include incremental interest expense compared to 2004 of $7.9 million incurred in the first half of 2005 resulting from the Company's recapitalization and transition to an independent public company. Fixed charges for 2004 include incremental interest expense compared to 2003 of $8.7 million resulting from the Company's recapitalization in June 2004.

(8)
The used vehicle conversion rate represents the number of vehicles sold as a percentage of the number of vehicles entered or offered for sale at used vehicle auctions. This measure may not be comparable to similarly titled measures reported by other companies.

(9)
Revenue per vehicle sold is derived by taking Auction Services Group revenues divided by the number of vehicles sold. Revenue per vehicle sold does not include Dealer Services Group revenues. This measure may not be comparable to similarly titled measures reported by other companies.

(10)
Revenue per loan transaction is computed by taking Dealer Services Group revenues divided by the number of loan transactions. This measure may not be comparable to similarly titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. Such statements, including statements regarding the proposed merger; the Company's future growth; trends and expectations regarding the remarketing industry and conversion rates; expectations regarding economic conditions; trends in auction volumes; anticipated capital expenditures and strategic initiatives; the Company's competitive position; and potential investment in acquisition opportunities are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1a "Risk Factors" of this Report on Form 10-K. Some of these factors include:

    •
    trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

    •
    economic conditions including fuel prices and Canadian exchange rate and interest rate fluctuations;

    •
    the Company's ability to execute its strategic initiatives successfully;

    •
    the pending transaction in which the Company would be acquired by a group of private equity funds;

    •
    the Company's ability to develop and implement information systems responsive to customer needs;

    •
    the Company's ability to execute major facility relocations successfully;

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

    •
    vehicle production; and

    •
    other risks described from time to time in ADESA's filings with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed by ADESA in 2007.

Many of these risk factors are outside of ADESA's control, and as such, they involve risks which are not currently known to ADESA that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date hereof and ADESA does not undertake to update its forward-looking statements.

The Company's future growth depends on a variety of factors, including its ability to increase vehicle sold volumes and loan transaction volumes, acquire additional auctions, manage expansion, relocation and integration of acquisitions, control costs in its operations, introduce modest fee increases, expand its product and service offerings including information systems development and retain its executive officers and key employees. Certain initiatives that management considers important to ADESA's long-term success include substantial capital investment in e-business, information technology, facility relocations and expansions, as well as operating initiatives designed to enhance overall efficiencies, have significant risks associated with their execution, and could take several years to yield any direct monetary benefits. Accordingly, the Company cannot predict whether its growth strategy will be successful. In addition, the Company cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on its auction business.

Recent Announcement of Merger

On December 22, 2006, the Company entered into a definitive merger agreement to be acquired by a group of private equity funds consisting of affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital. Effective with the merger, Insurance Auto Auctions, Inc., a leading provider of automotive salvage auction and claims processing services in the United States, will be combined with ADESA.

At the effective time of the merger, each share of outstanding common stock of the Company will be converted into the right to receive $27.85 in cash, without interest. The transaction, which is subject to approval by ADESA stockholders and the satisfaction of certain closing conditions as set forth in the merger agreement, has been granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Board has approved the definitive merger agreement and has resolved to recommend that ADESA's stockholders adopt the agreement. The record date for the special meeting of stockholders to approve the proposed merger is February 12, 2007, and the date of the special meeting is March 28, 2007.

Pending the satisfaction of the conditions mentioned above and others included in the merger agreement, ADESA and the acquiring private equity firms expect the acquisition of the Company to be completed in the second quarter of 2007, although there are no assurances the merger will close at that time, if at all.

In addition to the risks discussed above under "Forward-Looking Statements," there are numerous risks, uncertainties and other factors related to the merger that could impact ADESA, its business and the merger. These factors include, but are not limited to (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the outcome of any legal proceedings that have been or may be instituted against ADESA and others relating to the merger agreement; (3) the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummate the merger; (4) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger; (5) the effect of the announcement of the merger on our customer relationships, operating results and business generally; (6) the ability to recognize the benefits of the merger; and (7) the amount of the costs, fees, expenses and charges related to the merger.

Information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, especially forward looking information, should be read in light of the proposed merger.

Executive Overview

Business

ADESA, Inc. is North America's largest publicly traded provider of wholesale vehicle auctions and used vehicle dealer floorplan financing. ADESA's business is divided into two reportable business segments that are integral parts of the vehicle redistribution industry: Auction Services Group and Dealer Services Group. The Auction Services Group segment consists primarily of ADESA's used vehicle and salvage auctions. The Company is the second largest used vehicle auction network in North America with 54 ADESA used vehicle auction sites and 42 salvage vehicle auction sites, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. Automotive Finance Corporation ("AFC") comprises the Dealer Services Group segment and is primarily engaged in the business of providing short-term, inventory-secured financing, known as floorplan financing, to independent used vehicle dealers. AFC conducts business at 85 loan production offices in the U.S. and Canada. A holding company is maintained separately from the two reportable segments and includes expenses associated with being a public company, such as salaries, benefits, and travel costs for the corporate management team, board of directors' fees, investor relations costs, and corporate insurance, treasury, legal, accounting, and risk management costs.

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

Overview of 2006 Performance

The volume of used vehicles coming to auction increased in 2006. However, wholesale used vehicle prices were soft in 2006 as a result of ongoing weakness in retail used vehicle sales. The continued relative weakness in retail demand for used vehicles was reflected in the Company's used vehicle conversion percentage which decreased from 63.1 percent in 2005 to 60.4 percent in 2006. Despite the challenging operating environment, ADESA achieved several noteworthy accomplishments during 2006:

  •
  Achieved record annual revenues of $1.1 billion, representing growth of 14 percent

  •
  Achieved all-time record loan transaction volume of 1.2 million, representing growth of over 5 percent

  •
  Acquired a used vehicle auction in Sarasota, Florida, three salvage auctions in Texas and a salvage auction in Pennsylvania

  •
  Organically added two salvage auctions: Impact Syracuse and Impact South Pittsburgh

  •
  Offered over 1.4 million vehicles for sale on LiveBlock™, the Company's real-time interactive Internet bidding system

  •
  Completed the U.S. roll-out of Auction Access® dealer registration program and Salesforce.com

  •
  Teamed with First Look to provide used vehicle dealers with custom auction and inventory optimization tools

  •
  Reduced debt by $80 million including a discretionary payment of $50 million

  •
  Paid a total of $27 million in dividends ($0.30 per common share)

For the year ended December 31, 2006, the Company reported record annual revenue of $1.1 billion and income from continuing operations of $126.8 million or $1.41 per diluted share, compared with revenue of $968.8 million and income from continuing operations of $126.1 million or $1.40 per diluted share for 2005. Results for 2006 included a $2.1 million after-tax charge representing a reduction of ownership interests in aircraft and other costs associated with the termination of the Joint Aircraft Ownership and Management Agreement with ALLETE. In addition, results for 2006 included $5.1 million in after-tax expenses consisting of legal and professional fees associated with the Company's pending merger. Results for 2005 included a net $1.5 million after-tax charge related to the refinancing of the Company's senior credit facility. Cash provided by operations was $190.9 million for the year ended December 31, 2006, compared with $136.5 million for 2005.

Industry Outlook and Trends

Vehicles in operation ("VIO") in North America continued to increase in 2006, although used vehicle sales experienced a decline in 2006. North America VIO increased approximately 2 percent in 2006 to 263 million vehicles. Used vehicle sales decreased approximately 3 percent to 45 million vehicles in 2006. The number of vehicles auctioned has been relatively flat over the last five years. Approximately 9.4 million vehicles were auctioned in 2001 compared with approximately 9.5 million in 2006. The decline in retail used vehicle sales in 2006 impacted demand and used vehicle auction volumes. While off-lease vehicles declined again in 2006, lease penetration rates have been modestly increasing since 2004 and the Company expects that industry off-lease auction volumes may begin increasing in late 2007.

While ADESA remains optimistic about the long-term outlook for the used vehicle auction industry, the industry environment currently faces several challenges. The recent trend of declining retail used vehicle sales could continue into 2007. Capacity reductions at the major U.S. OEMs are expected to impact the industry and may result in reduced program vehicles and rental fleet sales. In addition, weak growth in new vehicle sales impacts trade-ins and auction volumes. Furthermore, the Company expects prices to remain relatively soft which could impact used vehicle conversion rates.

ADESA's Vision and Strategic Initiatives

ADESA aims to be the industry leader in diversified remarketing and financing services based on sustainable, profitable growth and best in class services. The Company is pursuing strategic initiatives that are designed to capitalize on its underlying business strengths, improve profitability and better position the Company. Some of the key initiatives that management considers critical to ADESA's long-term success include substantial near term capital investment in e-business, information technology, facility relocations and expansions, as well as operating initiatives designed to enhance overall efficiencies. These key initiatives are summarized and discussed below under the following: investing for growth; improving technology capabilities; and operational improvement.

Investing for Growth

ADESA continues to explore geographic expansion opportunities while also exploring complementary new products and services. ADESA seeks continued growth through various channels, including acquisitions of independent auctions, relocating and/or expanding existing facilities in growth markets, developing combination used vehicle and salvage auction sites, and greenfield development.

ADESA's auctions are currently at capacity in four important markets. The Company believes that new, expanded facilities are necessary in these markets in order to leverage existing customer relationships and market presence. Similarly, the Company believes that acquisitions and investments in new facilities are necessary to increase market share and operating leverage while addressing customer needs.

ADESA has been an active consolidator in used vehicle auctions, which has fueled much of the Company's historical growth. ADESA continues to consider acquiring independent used vehicle auctions in markets where ADESA does not have a presence or hopes to increase its penetration. ADESA also expects that consolidation opportunities will be available for salvage auctions. In February 2006, ADESA purchased certain assets of the N.E. Penn Salvage Company, an independently owned salvage auction in northeast Pennsylvania. In March 2006, the Company purchased certain assets of Auction Broadcasting Company's South Tampa used vehicle auction and renamed it ADESA Sarasota. In September 2006, ADESA acquired three independent salvage auctions in the state of Texas. In addition, the Company is actively investing in complementary products and services. In February 2006, ADESA purchased 15 percent of Finance Express, a start-up company which has developed dealer management software that facilitates the loan origination process between independent dealers and a variety of consumer lending institutions.

Improving Technology Capabilities

ADESA recognizes the importance of investing additional capital and resources for emerging technologies and service offerings in the vehicle redistribution industry in order to meet the changing requirements of existing customers and enhance its competitive profile. More than 1.4 million vehicles were offered for sale in a dual bidding forum using ADESA's LiveBlock Internet auction application during 2006, an increase of 30 percent compared to 2005. The Company completed the U.S. roll-out of its Auction Access® dealer registration program and launched ADESA Dealer Block on ADESA.com in 2006. In addition, the Company initiated the roll-out of its AutoVision® wireless vehicle inspection technology to its used vehicle auction operations. Management believes that future investments in technology and e-commerce are critical to both maintaining the Company's competitive position and positioning itself for growth.

Operational Improvement

ADESA believes centralization of certain activities such as purchasing, and standardization of best practices such as auction vehicle processing, are vital to optimizing the Company's service offerings for customers and to driving long-term success. In 2006, ADESA created a new corporate group solely dedicated to centralization and standardization activities. Current initiatives aim at providing better information throughout the auction process and moving vehicles faster, more accurately and more efficiently through the auction process to reduce the time-to-cash cycle for vehicle sellers. ADESA's strategy for better leveraging the existing infrastructure includes efforts to increase the utilization rates of its auction facilities by organizing more auctions per facility, conducting auctions of trucks, boats, other recreational vehicles, and equipment and combining some of the Company's used vehicle and salvage auction operations.

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

Results of Operations

The following table sets forth operations data for the periods indicated (in millions):

	December 31,		Change		December 31,		Change
	2006	2005	$	%	2005	2004	$	%
Operations Data:
Auction services group revenue
U.S.	$738.9	$661.2			$661.2	$647.4
Canada	221.0	181.6			181.6	161.5
Dealer services group revenue
U.S.	131.5	117.2			117.2	109.7
Canada	12.5	8.8			8.8	6.9

Total revenue	1,103.9	968.8	135.1	14%	968.8	925.5	43.3	5%
Cost of services*	563.8	473.5	90.3	19%	473.5	454.4	19.1	4%
Selling, general and administrative	259.2	227.1	32.1	14%	227.1	222.2	4.9	2%
Depreciation and amortization	46.5	40.8	5.7	14%	40.8	35.9	4.9	14%
Aircraft charge	3.4	–	3.4	–	–	–
Transaction expenses	6.1	–	6.1	–	–	–

Operating profit	224.9	227.4	(2.5)	(1%)	227.4	213.0	14.4	7%

Net income	$126.3	$125.5	$0.8	1%	$125.5	$105.3	$20.2	19%

* Exclusive of depreciation and amortization

The following table sets forth operations data as a percentage of total revenue for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
Operations Data:
Auction services group revenue	87.0%	87.0%	87.4%
Dealer services group revenue	13.0%	13.0%	12.6%

Total revenue	100.0%	100.0%	100.0%

Cost of services*	51.1%	48.9%	49.1%
Selling, general and administrative	23.5%	23.4%	24.0%
Depreciation and amortization	4.2%	4.2%	3.9%
Aircraft charge	0.2%	–	–
Transaction expenses	0.6%	–	–

Operating profit	20.4%	23.5%	23.0%

* Exclusive of depreciation and amortization

The Company's revenue is derived from auction fees and related services at its auction facilities and dealer financing services at Automotive Finance Corporation ("AFC"). Although auction revenues only include the auctions and related fees, the Company's related receivables and payables include the value of the vehicles sold. AFC's net revenue consists primarily of securitization income and interest and fee income less provisions for credit losses. Securitization income is primarily comprised of the gain on sale of finance receivables sold, but also includes servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. Operating expenses for the Company consist of cost of services, selling, general and administrative expenses and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are composed of indirect payroll and related costs, sales and marketing, information technology services and professional fees.

In 2006, the Company implemented several organizational realignment and management changes intended to better position the Company to serve its diverse customer bases, accommodate anticipated growth and realize operational efficiencies across all business lines. The former auction and related services or "ARS" segment is now referred to as Auction Services Group ("ASG"). The former dealer financing segment is now referred to as Dealer Services Group ("DSG"). The Company's operations are grouped into three operating segments: used vehicle auctions, Impact salvage auctions and AFC. The Company aggregates its three operating segments into two reportable business segments: ASG and DSG. The realignment had no impact on aggregation of financial information at the reportable segment level.

ASG encompasses all wholesale and salvage auctions throughout North America (U.S. and Canada). The Company's used vehicle auctions and Impact salvage auctions are included in the ASG segment. In addition to providing auctions for the exchange of ownership between the sellers and buyers of the vehicles, ASG also provides related services that include vehicle reconditioning, inbound and outbound logistics, vehicle inspections, titling, salvage recovery services, and outsourcing of various other administrative functions.

DSG includes the AFC finance business as well as other businesses and ventures the Company may enter into, focusing on providing the Company's independent used vehicle dealer customers with value- added ancillary services and products. AFC is engaged in the business of providing short-term, inventory-secured financing to independent, used vehicle dealers. AFC conducts business primarily at wholesale vehicle auctions in the U.S. and Canada.

Year Ended December 31, 2006

Operating Revenue

Auction Services Group

	December 31,
			% Change
(In millions except volumes and per vehicle amounts)	2006	2005
Auction services group revenue	$959.9	$842.8	14%
Vehicles sold
Used	1,760,012	1,732,519	2%
Salvage	247,908	201,312	23%

Total vehicles sold	2,007,920	1,933,831	4%

Used vehicles entered (excludes salvage)	2,913,904	2,746,095	6%
Used vehicle conversion percentage	60.4%	63.1%
Revenue per vehicle sold	$478	$436	10%

Revenue from ASG increased $117.1 million, or 14 percent, to $959.9 million for the year ended December 31, 2006, compared with $842.8 million for the year ended December 31, 2005. The 14 percent increase in revenue was a result of a 10 percent increase in revenue per vehicle sold during the year and a 4 percent increase in vehicles sold.

For the year ended December 31, 2006, revenue per vehicle sold increased $42, or 10 percent, compared with the year ended December 31, 2005. The 10 percent increase in revenue per vehicle sold resulted in increased ASG revenue of approximately $89.0 million. The increase in revenue per vehicle sold was primarily attributable to an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from a 7 percent increase in the number of institutional vehicles entered as well as a salvage vehicle mix shift. These factors resulted in increased ASG revenue of approximately $48.6 million. The higher transportation, reconditioning and other ancillary services revenues, as well as the change in mix of salvage vehicles sold, also resulted in corresponding increases in cost of services. Incremental fee income related to selective fee increases and higher wholesale used vehicle values resulted in increased ASG revenue of approximately $26.3 million. Fluctuations in the Canadian exchange rate increased revenue by approximately $14.1 million for the year ended December 31, 2006, compared with the year ended December 31, 2005.

While the number of retail used vehicles sold was the lowest in a decade, the total number of wholesale vehicles sold at ADESA auctions increased 4 percent in 2006 compared with 2005, resulting in an increase in ASG revenue of approximately $28.1 million. The increase in vehicles sold was primarily the result of added volumes from recent acquisitions.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company's used vehicle auctions, declined to 60.4 percent for the year ended December 31, 2006 from 63.1 percent for the year ended December 31, 2005, reflecting a relatively weak retail used vehicle market for 2006 compared to 2005. The decline in the used vehicle conversion percentage negatively impacted ASG revenues, cost of sales and operating profit for the year ended December 31, 2006 compared with the year ended December 31, 2005.

Dealer Services Group

	December 31,
			% Change
(In millions except volumes and per loan amounts)	2006	2005
Dealer services group revenue
Securitization income	$75.1	$69.3
Interest and fee income	68.4	56.2
Other revenue	0.7	0.5
Provision for credit losses	(0.2)	–

Total dealer services group revenue	$144.0	$126.0	14%

Loan transactions	1,151,702	1,096,432	5%
Revenue per loan transaction	$125	$115	9%

For the year ended December 31, 2006, DSG revenue increased to $144.0 million compared with $126.0 million for the year ended December 31, 2005. The 14 percent increase in Dealer Services Group revenue was driven by a 9 percent increase in revenue per loan transaction and a 5 percent increase in the number of loan transactions for the year ended December 31, 2006, compared with the year ended December 31, 2005. The increase in loan transactions to 1,151,702 for the year ended December 31, 2006 was primarily the result of an increase in floorplan utilization by AFC's existing dealer base.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $10, or 9 percent, primarily driven by increases in interest rates and increases in both the average values of vehicles floored as well as the average portfolio duration. These factors contributed to the increase in securitization income of $5.8 million and increased fee and interest income of $12.2 million. The Federal Funds rate has increased approximately 100 basis points since December 31, 2005.

Cost of Services

For the year ended December 31, 2006, cost of services increased $90.3 million, or 19 percent, compared with the year ended December 31, 2005. Weak used vehicle demand resulted in a decrease in the used vehicle conversion rate from 63.1 percent for the year ended December 31, 2005 to 60.4 percent for the year ended December 31, 2006. Cost of services was significantly impacted by an increase in lower margin services such as transportation, reconditioning and other ancillary services, as well as costs associated with handling an additional 168,000 used vehicles entered for sale at the Company's auctions in 2006 compared with 2005. Fluctuations in the Canadian exchange rate increased cost of services by approximately $7.4 million.

For the year ended December 31, 2006, cost of services at the ASG segment increased $87.1 million, or 19 percent, to $535.4 million. A $22.2 million increase in transportation costs, which includes fuel costs, was a leading driver increasing cost of services. Increases in reconditioning and other ancillary services costs totaling $21.2 million, primarily resulting from a 7.4 percent increase in the number of institutional vehicles entered, also impacted cost of services for the ASG segment. Cost of services increased significantly due to the costs associated with handling an additional 168,000 used vehicles entered for sale at the Company's used vehicle auctions in 2006 compared with 2005. The addition of the acquired used vehicle and salvage auctions over the last twelve months further contributed to the increase in cost of services, along with a change in mix of salvage vehicles sold. Fluctuations in the Canadian exchange rate increased cost of services at the ASG segment by approximately $7.2 million.

For the year ended December 31, 2006, cost of services at the DSG segment increased $3.2 million, or 13 percent, to $28.4 million, primarily due to increased compensation and related employee benefit costs.

Selling, General and Administrative Expenses

For the year ended December 31, 2006, selling, general and administrative expenses increased $32.1 million, or 14 percent, compared with the year ended December 31, 2005. This increase was primarily due to compensation and related employee benefit cost increases, the impact of 2005 and 2006 acquisitions and an increase of $2.8 million associated with fluctuations in the Canadian exchange rate. For the year ended December 31, 2006, ADESA incurred $5.8 million of pretax stock-based compensation expense, of which $3.4 million was incremental as a result of the adoption of Statement of Financial Accounting Standards 123(R), Share-Based Payment. In addition, selling, general and administrative expenses for 2006 included a $2.7 million pretax charge related to the correction of certain unreconciled balance sheet differences concealed by a former employee at the Company's Kitchener, Ontario auction facility acquired in June 2000. The unreconciled differences accumulated and were concealed over a period of five to six years between 2000 and 2006. Approximately one-half of the amounts concealed date back to fiscal years prior to 2003. Management has implemented changes to its internal control processes and systems and has concluded that the matters related to the $2.7 million charge, individually or in the aggregate, did not give rise to or arise from a material weakness due to the nature of the items and compensating controls. In addition, management has concluded that the corrections were not material to either the current or any prior period financial statements.

Selling, general and administrative expenses at the ASG segment increased $30.0 million, or 16 percent, to $215.9 million for the year ended December 31, 2006 primarily due to increases in compensation and related employee benefits costs totaling $10.3 million, which included severance and other separation costs related to the departure of a senior executive. Selling, general and administrative expenses increased $4.5 million in 2006 due to acquisitions of new auctions. The ASG segment also incurred $2.3 million of incremental stock-based compensation and the $2.7 million pretax Kitchener charge. In addition, there was an increase of $2.7 million resulting from changes in the Canadian exchange rate.

Selling, general and administrative expenses at the DSG segment decreased $0.2 million, or 1 percent, to $21.2 million for the year ended December 31, 2006, as a result of a decrease in compensation and related employee benefits offset by certain professional fees, as well as employee training and travel costs.

For the year ended December 31, 2006, selling, general and administrative expenses at the holding company increased $2.3 million, or 12 percent, to $22.1 million, primarily due to increases in compensation and related employee benefit costs, as well as executive and director searches and increased travel costs.

Depreciation and Amortization

Depreciation and amortization totaled $46.5 million for the year ended December 31, 2006, representing an increase of $5.7million, or 14 percent, from the $40.8 million reported for the year ended December 31, 2005. The increase in depreciation and amortization was a result of the Company's capital spending in 2005, including over $20 million related to information technology, which generally has a shorter depreciable life. The Company continues to invest in its core information technology capabilities, as well as new technology service offerings, relocations and acquisitions.

Aircraft Charge

On November 2, 2006, the Company received written notice of ALLETE, Inc.'s election to withdraw from joint ownership of two corporate aircraft and terminate the Joint Aircraft Ownership and Management Agreement between ALLETE, Inc. and the Company dated as of June 4, 2004 (the "Aircraft Agreement"). The Aircraft Agreement sets forth the terms and conditions relating to the duties and responsibilities of ALLETE and the Company with respect to two aircraft previously owned by ALLETE. In addition, pursuant to the Aircraft Agreement, ALLETE contributed a 70 percent ownership interest in each of the two aircraft to the Company. Upon termination of the Aircraft Agreement, each owner is entitled to 100 percent ownership interest in, and title to, one of the aircraft. As a result of the termination of the Aircraft Agreement, the Company recorded a non-cash pretax charge of $3.4 million in the fourth quarter of 2006 representing a reduction of ownership interests in the aircraft and other costs associated with the termination of the Aircraft Agreement.

Transaction Expenses

On December 22, 2006, the Company entered into an Agreement and Plan of Merger, pursuant to which the Company would be acquired by a group of private equity funds led by an affiliate of Kelso and Company. The following table sets forth the $6.1 million of expenses incurred in connection with the transaction through December 31, 2006:

Legal and accounting fees and expenses	$3.2
Investment banking fees and expenses	2.0
Other due diligence fees and expenses	0.5
Other miscellaneous expenses	0.4

Total	$6.1

Operating Profit

Operating profit decreased $2.5 million or 1 percent to $224.9 million, for the year ended December 31, 2006 compared with 2005. As a percentage of revenue, operating profit decreased to 20.4 percent in the year ended December 31, 2006, compared with 23.5 percent in the year ended December 31, 2005. This decrease was primarily the result of the previously discussed $6.1 million of transaction expenses related to the merger agreement, the $3.4 million related to the aircraft charge and increased operating expenses at the ASG segment driven by an increase in lower margin ancillary services revenues, a softness in the retail used vehicle market and declining used vehicle conversion rates.

Operating profit at the ASG segment decreased $6.2 million, or 4 percent, to $166.4 million for the year ended December 31, 2006 primarily as a result of the 2.6 percent increase in cost of services as a percent of revenues along with the 0.5 percent increase in selling, general and administrative expenses as a percent of revenues. Cost of services was significantly impacted by costs associated with an increase in lower margin services such as transportation, reconditioning and other ancillary services resulting from a significant increase in the number of institutional vehicles entered. Additionally, the decline in the used vehicle conversion percentage resulted in additional handling costs related to the incremental 168,000 used vehicles entered which increased cost of services. Furthermore, selling, general and administrative expenses at the ASG segment were impacted by the Kitchener charge and incremental stock-based compensation expense.

Operating profit at the DSG segment increased $15.6 million, or 21 percent, to $90.9 million for the year ended December 31, 2006 primarily as a result of the 14 percent increase in revenue and a 3.3 percent decrease in operating expenses as a percentage of revenues. Increased revenue at the DSG segment more than offset higher operating expenses associated with processing more loan transactions, which increased operating profit at the DSG segment.

Operating profit in the ASG and DSG segments was offset by an $11.9 million increase in holding company operating expenses, consisting primarily of the previously discussed $6.1 million of transaction expenses related to the merger agreement and $3.4 million related to the aircraft charge.

Interest Expense

Interest expense decreased $3.8 million, or 12 percent, for the year ended December 31, 2006, compared with the year ended December 31, 2005, as the Company is carrying less debt relative to 2005, which was partially offset by higher interest rates.

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

Income Taxes

The effective income tax rate on income from continuing operations was 38.0 percent for the year ended December 31, 2006, an increase from the effective rate of 37.5 percent for the year ended December 31, 2005. The increase in the effective tax rate for the year ended December 31, 2006 versus the year ended December 31, 2005 was primarily due to the nondeductible nature of certain transaction expenses incurred in relation to the merger agreement.

Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company's vehicle importation business. In August 2005, ADESA sold ComSearch, Inc. which provides professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. The financial results of the vehicle importation business and ComSearch have been classified as discontinued operations. Net loss from discontinued operations for the year ended

December 31, 2006 of $0.5 million includes interest on the vehicle importation business adverse judgment as well as accrued legal fees. Net loss from discontinued operations for the year ended December 31, 2005 includes the operating loss of ComSearch, the loss on sale of the ComSearch business and interest on the vehicle importation business adverse judgment. See Note 21 in the Notes to Consolidated Financial Statements for further description of the importation legal matter.

The following summarizes financial information for the discontinued operations (in millions):

	December 31,
	2006	2005
Operating revenues	$–	$2.9
Loss from discontinued operations before income taxes	$(0.6)	$(0.7)
Net loss from discontinued operations	$(0.5)	$(0.6)

Significant Items Affecting Comparability

The Company incurred various charges in 2005 and 2006 that affect the comparability of its reported results of operations. The impact of these transactions on income from continuing operations is as follows (in millions):

	December 31,
	2006	2005
Charges:
Debt prepayment expenses	$–	$2.9
Gain on termination of swap	–	(0.5)
Kitchener charge	2.7
Aircraft charge	3.4	–
Transaction expenses	6.1	–

	12.2	2.4
Tax benefit of above items	(3.2)	(0.9)

Decrease to income from continuing operations	$9.0	$1.5

In the first quarter of 2006, the Company recorded a $2.7 million pretax charge related to the correction of certain unreconciled balance sheet differences concealed by a former employee at the Company's Kitchener, Ontario auction facility acquired in June 2000.

As a result of the termination of the Joint Aircraft Ownership and Management Agreement between ALLETE, Inc. and the Company, ADESA recorded a non-cash pretax charge of $3.4 million in the fourth quarter of 2006, representing a reduction of ownership interests in the aircraft and other costs associated with the termination of the Aircraft Agreement.

On December 22, 2006, the Company entered into an Agreement and Plan of Merger, pursuant to which the Company will be acquired by a group of private equity funds led by an affiliate of Kelso and Company. The Company incurred $6.1 million in pretax expenses through December 31, 2006 in connection with the transaction.

In the third quarter of 2005, the Company recorded a charge for the write-off of certain unamortized debt issuance costs associated with the Company's June 2004 credit facility and certain expenses related to the amended and restated credit facility. In addition, an interest rate swap agreement related to the former Term Loan B facility was terminated in the third quarter of 2005.

Year Ended December 31, 2005

Operating Revenue

Auction Services Group

	December 31,
			% Change
(In millions except volumes and per vehicle amounts)	2005	2004
Auction services group revenue	$842.8	$808.9	4%
Vehicles sold
Used	1,732,519	1,759,371	(2%)
Salvage	201,312	200,092	1%

Total vehicles sold	1,933,831	1,959,463	(1%)

Used vehicles entered (excludes salvage)	2,746,095	2,814,130	(2%)
Used vehicle conversion percentage	63.1%	62.5%
Revenue per vehicle sold	$436	$413	6%

Revenue from ASG increased $33.9 million, or 4 percent, to $842.8 million for the year ended December 31, 2005, compared with $808.9 million for the year ended December 31, 2004. This increase in revenue was a result of a 6 percent increase in revenue per vehicle sold during 2005, offset by a 1 percent decrease in vehicles sold.

Revenue per vehicle sold increased $23, or 6 percent, for the year ended December 31, 2005 compared with the year ended December 31, 2004. The 6 percent increase in revenue per vehicle sold resulted in increased ASG revenue of approximately $44.5 million including fluctuations in the Canadian exchange rate, which positively impacted revenue by approximately $12.3 million for the year ended December 31, 2005, compared with the year ended December 31, 2004. The increase in revenue per vehicle sold is primarily attributable to selected fee increases driven in part by higher wholesale used vehicle prices, the favorable effect of changes in the Canadian currency exchange rates and increased transportation revenue.

The total number of vehicles sold decreased 1 percent in 2005 compared with 2004, resulting in a decrease in ASG revenue of approximately $10.6 million. The industry-wide decline in off-lease vehicles and declines in repossessed vehicle volumes available for sale at auctions continued during 2005, but was partially offset by revenues from the Company's 2005 acquisitions totaling $11.3 million. The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company's used vehicle auctions, increased to 63.1 percent for the year ended December 31, 2005 from 62.5 percent for the year ended December 31, 2004.

Dealer Services Group

	December 31,
			% Change
(In millions except volumes and per loan amounts)	2005	2004
Dealer services group revenue
Securitization income	$69.3	$67.5
Interest and fee income	56.2	48.6
Other revenue	0.5	1.7
Provision for credit losses	–	(1.2)

Total dealer services group revenue	$126.0	$116.6	8%

Loan transactions	1,096,432	1,072,838	2%
Revenue per loan transaction	$115	$109	6%

DSG revenue increased to $126.0 million for the year ended December 31, 2005, compared with $116.6 million for the year ended December 31, 2004. The 8 percent increase in Dealer Services Group revenue was driven by a 6 percent increase in revenue per loan transaction and a 2 percent increase in the number of loan transactions for the year ended December 31, 2005, compared with the year ended December 31, 2004. The increase in loan transactions was primarily the result of an increase in floorplan utilization by AFC's existing dealer base.

Revenue per loan transaction increased $6, or 6 percent, primarily driven by an increase in securitization income of $1.8 million, increased interest of $4.2 million (the Federal Funds rate increased approximately 200 basis points since December 31, 2004), increased fee income of $3.4 million and a decrease in the provision for credit losses of $1.2 million, partially offset by a reduction in other revenue of $1.2 million compared with the year ended December 31, 2004.

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

Cost of services at the ASG segment increased $17.3 million, or 4 percent, to $448.3 million for the year ended December 31, 2005. Fluctuations in the Canadian exchange rate increased cost of services at the ASG segment by approximately $6.0 million. A $5.8 million increase in transportation costs, which include fuel costs, was also a leading driver increasing cost of services. The addition of the Washington D.C., used vehicle auction, the Charlotte salvage auction and the Ohio salvage auctions also contributed to the increase in cost of services, along with slight mix change in the salvage business.    This activity was partially offset by the impact of fewer vehicles sold, the used vehicle market mix shift toward more dealer vehicles and an increase in the used vehicle conversion percentage compared to 2004.

Cost of services in the DSG increased $1.8 million, or 8 percent, to $25.2 million for the year ended December 31, 2005 primarily due to increased compensation and related employee benefit cost and vehicle verification and collection expense associated with increased volume.

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

Selling, general and administrative expenses in the ASG segment increased $1.1 million, or less than 1 percent, to $185.9 million for the year ended December 31, 2005 primarily due to the impact of 2005 acquisitions and an increase of $2.0 million associated with fluctuations in the Canadian exchange rate, partially offset by decreases in incentive compensation.

Selling, general and administrative expenses in the DSG segment increased $0.8 million, or 4 percent, to $21.4 million for the year ended December 31, 2005 primarily due to certain legal and transaction costs, employee training, travel and relocation costs.

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

Operating Profit

Operating profit increased $14.4 million, or 7 percent, for the year ended December 31, 2005, compared with the year ended December 31, 2004. As a percentage of revenue, operating profit increased to 23.5 percent in 2005, compared with 23.0 percent in 2004. Operating profit in the ASG segment increased $10.6 million, or 7 percent, to $172.6 million for the year ended December 31, 2005 primarily as a result of the 4 percent increase in revenue. Operating profit in the DSG segment increased $7.4 million, or 11 percent, to $75.3 million for the year ended December 31, 2005 primarily as a result of the 8 percent increase in revenue and a 1.6 percent decrease in operating expenses as a percentage of revenues. The increases in operating profit at the reportable segments were offset by a $3.6 million increase in operating expenses, consisting primarily of compensation and related employee benefit costs and travel expenses, at the holding company.

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

Income Taxes

The effective income tax rate on income from continuing operations declined to 37.5 percent for the year ended December 31, 2005, compared with an effective tax rate of 38.8 percent for the year ended December 31, 2004. The decrease in the effective tax rate was primarily the result of: the recognition of certain 2004 provision to tax return differences, the elimination of valuation allowances for state net operating losses and tax credits, and changes in estimates regarding tax contingencies.

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

The following summarizes financial information for the discontinued operations (in millions):

	December 31,
	2005	2004
Operating revenues	$2.9	$6.1
Loss from discontinued operations before income taxes	$(0.7)	$(6.1)
Net loss from discontinued operations	$(0.6)	$(3.7)

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

	December 31,
(Dollars in millions)	2006	2005
Cash and cash equivalents	$195.7	$240.2
Restricted cash	$7.8	$5.7
Working capital	$325.2	$302.0
Amounts available under credit facility	$247.4	$199.3
Cash flow from operations	$190.9	$136.5

Working Capital

A substantial amount of the Company's working capital is generated from the payments received for services provided. In addition, ADESA has a $350 million revolving line of credit pursuant to the amended and restated $500 million credit facility, from which $88.0 million was drawn as of December 31, 2006. There were outstanding letters of credit totaling approximately $14.6 million at December 31, 2006, which reduce the available borrowings under the credit facility. The Company's Canadian operations had letters of credit outstanding totaling $2.1 million at December 31, 2006, which do not impact available borrowings under the credit facility. In September 2006, the Company's senior credit facility was upgraded to a Ba1 rating by Moody's.

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

The revolving credit facility and the term loan facility bear interest at a rate equal to LIBOR plus a margin ranging from 87.5 basis points to 150 basis points depending on the Company's total leverage ratio. As of December 31, 2006, ADESA's margin based on its leverage ratio was 100 basis points.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA's ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude after-tax (a) gains or losses from asset sales; (b) temporary gains or losses on currency; (c) certain non-recurring gains and losses; (d) stock option expense; and (e) certain other noncash amounts included in the determination of net income, is utilized in the calculation of the financial ratios contained in the covenants. In addition, the senior subordinated notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. These financial covenants affect the Company's operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. At December 31, 2006, the Company was in compliance with the covenants contained in the credit facility.

The majority of the Company's working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for services are received at each auction and loan production office and are deposited locally. Most of the financial institutions place a temporary hold on the availability of the funds deposited that can range anywhere from one to three business days, resulting in cash in the Company's accounts and on its balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, the Company has increased the amount of funds that are available for immediate use and is actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because the majority of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the unavailable cash, the Company cannot offset the cash and the outstanding checks on its balance sheet.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its U.S. dollar denominated receivables. For further discussion of AFC's securitization arrangements, see "Off-Balance Sheet Arrangements".

On December 31, 2006, $105.0 million was outstanding on the term loan and $88 million was outstanding on the revolving credit facility. The Company believes its sources of liquidity from its cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under its credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company's capital requirements and debt service payments for the next five years.

Summary of Cash Flows

ADESA's cash flow initiatives include growing its vehicle auction and dealer financing businesses both internally by expanding facilities, services and operations, and externally through acquisitions.

	Year Ended December 31,
(In millions)	2006	2005	Change
Net cash provided by (used for):
Operating activities	$190.9	$136.5	$54.4
Investing activities	(127.7)	(79.9)	(47.8)
Financing activities	(107.8)	(121.5)	13.7
Effect of exchange rate on cash	0.1	0.6	(0.5)

Net increase (decrease) in cash and cash equivalents	$(44.5)	$(64.3)	$19.8

Cash flow from operating activities was $190.9 million for the year ended December 31, 2006, compared with $136.5 million for the same period in 2005. Operating cash flow was favorably impacted by higher earnings net of non-cash charges, primarily related to depreciation, stock-based compensation and the aircraft charge, as well as lower levels of cash used for working capital.

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

Net cash used for investing activities was $127.7 million for the year ended December 31, 2006, compared with net cash used by investing activities of $79.9 million for the year ended December 31, 2005. This change was primarily the result of cash investments totaling $12.6 million in Finance Express LLC, an increase in cash used for acquisitions of $26.7 million and a larger increase in finance receivables held for investment of $24.1 million. The increase in cash used by investing activities was partially offset by a decrease in capital expenditures of $18.2 million. For a discussion of the Company's capital expenditures, see "Capital Expenditures" below. There were no significant investing cash flows related to discontinued operations in the periods presented.

Net cash used by financing activities was $107.8 million for the year ended December 31, 2006, compared with cash used by financing activities of $121.5 million for the same period in 2005. In 2006 the primary drivers for the net cash used for financing activities can be attributed to debt payments of $80.0 million (including a $50 million discretionary payment) and dividend payments of $27.0. The primary driver for the change over 2005 is a decline in the cash used for the repurchase of common stock of $43.5 million (a share repurchase program was in effect during the first half of 2005) and the change in book overdrafts which fluctuated $33.5 million. There were no significant financing cash flows related to discontinued operations in the periods presented.

Capital Expenditures

Capital expenditures (excluding acquisitions and other investments) for the years ended December 31, 2006 and 2005 totaled $37.1 million and $55.3 million, respectively, and were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities and capacity expansion. Capital expenditures are expected to total between approximately $200 and $270 million for 2007 through 2009. Anticipated expenditures are primarily attributable to ongoing information system maintenance, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure, and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support the Company's strategic initiatives. In addition, the Company expects to continue to acquire other auction facilities and estimates that it could spend approximately $150 million over the next three years on acquisitions.

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

In March 2006, the Company completed the acquisition of certain assets of Auction Broadcasting Company's South Tampa used vehicle auction serving western and central Florida. The Company has renamed the auction ADESA Sarasota. The assets purchased included land and buildings, the related operating equipment, accounts receivable and customer relationships related to the auction. The auction is comprised of approximately 63 acres and includes six auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The Company did not assume any material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

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

ADESA acquired the five previously mentioned auctions for a total cost of $54.5 million, in cash. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $12.9 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives of 3 to 15 years. The purchase price allocations resulted in aggregate goodwill of $23.3 million. The goodwill was assigned to the Auction Services Group reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results reflecting the acquisitions were not materially different from those reported.

The Company's 2005 purchase of certain assets of the "Ohio Connection," a group of four independently owned salvage auctions, included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The Company made contingent payments in 2006 totaling approximately $1.3 million pursuant to these agreements which resulted in additional goodwill.

Other Investment

During 2006, AFC acquired a 15 percent interest in Finance Express LLC for $12.6 million in cash. Finance Express is a web-based company specializing in software to facilitate the origination of motor vehicle retail installment loan contracts between independent used vehicle dealers and lending institutions. In addition, the Company also receives certain fees from Finance Express for assistance in marketing its software product and services to independent used vehicle dealers. The Company evaluated its investment in Finance Express pursuant to Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The Company is currently not the primary beneficiary of the VIE and its risk of loss is limited, in all material respects, to its investment in Finance Express. Finance Express is a LLC that maintains specific capital accounts for each member. Therefore, the Company uses the equity method of accounting for this investment in accordance with the guidance in Emerging Issues Task Force ("EITF") 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position ("SOP") 78-9, Accounting for Investments in Real Estate Ventures, and SAB Topic D-46, Accounting for Limited Partnership Investments. The Company's share of Finance Express' earnings or losses is recorded in

"Other income, net" in the Consolidated Statements of Income, and was not material for the year ended December 31, 2006.

Dividends

ADESA has historically paid a regular quarterly dividend to holders of its common stock. ADESA paid a quarterly dividend of $0.075 per common share in 2006 and 2005 ($0.30 per common share per year in total). As a condition to the definitive merger agreement between the Company and a group of private equity funds entered into on December 22, 2006, ADESA agreed not to pay any dividends to holders of its common stock while the merger is pending. Payment of future dividends and the continuation of the dividend reinvestment plan will depend on the outcome of the pending merger and will be at the discretion of the board of directors in accordance with applicable law after taking into account various factors, including conditions to the pending merger, ADESA's financial condition, operating results, current and anticipated cash needs, plans for expansion and other contractual restrictions with respect to the payment of dividends.

Contractual Obligations

The table below sets forth a summary of the Company's contractual debt and operating lease obligations as of December 31, 2006. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations the Company may actually pay in future periods could vary from those reflected in the table. The following summarizes the Company's contractual cash obligations as of December 31, 2006 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 — 5 Years	More than 5 Years

Long-term debt
Senior subordinated notes (a)	$125.0	$–	$–	$–	$125.0
Term loan facility (b)	105.0	30.0	60.0	15.0	–
Revolving credit facility (b)	88.0	–	–	88.0	–
Capital lease obligation (c)	34.5	–	–	–	34.5
Interest payments relating to long-term debt (d)	81.2	20.0	34.9	21.9	4.4
Interest rate swap (e)	–	–	–	–	–
Operating leases (f)	167.9	17.2	26.6	18.8	105.3

Total contractual cash obligations	$601.6	$67.2	$121.5	$143.7	$269.2

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

  (d)
  Interest payments on long-term debt are projected based on the contractual rates of the debt securities. (Note: interest on the capital lease is not included as it is offset by interest received from the related bonds.) Interest rates for the variable rate debt instruments were projected through 2007 based on information available from lenders and held constant at the 2007 projected rates for 2008 - 2011 due to their unpredictable nature. These amounts assume no additional borrowings on the $350 million revolver due to the amount of cash the Company is expected to generate; however, unused revolver fees are included in the interest payments as are standby letter of credit fees and net swap income.

  (e)
  The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive/pay to terminate the agreement at the reporting date. The $40 million notional amount swap agreement does not mature until May 2008. At December 31, 2006, the fair value of the interest rate swap agreement was a $0.2 million gain and therefore not reflected in the above table as an obligation. The interest rate swap is further explained in Note 13 "Financial Instruments" of the Notes to the Consolidated Financial Statements and in Item 7a "Quantitative and Qualitative Disclosures About Market Risk".

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

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. Effective March 31, 2006, AFC and AFC Funding Corporation amended their securitization agreement to extend the expiration date of the agreement from June 30, 2008 to April 30, 2009. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $600 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $550 million and $425 million at December 31, 2006 and December 31, 2005, respectively. On February 12, 2007, committed liquidity was increased to $600 million. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company's Consolidated Balance Sheet.

The following chart depicts the typical process:

At December 31, 2006, AFC managed total finance receivables of $775.9 million, of which $693.0 million had been sold without recourse to AFC Funding Corporation. At December 31, 2005, AFC managed total finance receivables of $655.7 million, of which $581.9 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $501.0 million and $399.8 million at December 31, 2006 and December 31, 2005, respectively. Finance receivables include

$42.6 million and $51.1 million classified as held for sale and $162.7 million and $148.0 million classified as held for investment at December 31, 2006 and December 31, 2005, respectively. AFC's allowance for losses of $2.0 million and $2.4 million at December 31, 2006 and December 31, 2005, respectively, include an estimate of losses for finance receivables. Additionally, accrued liabilities of $3.9 million and $2.9 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2006 and December 31, 2005, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA's credit facility. At December 31, 2006, the Company was in compliance with the covenants contained in the securitization agreement.

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

A 10 percent increase in the allowance for credit losses and doubtful accounts and the accrued liability for loans sold to the bank conduit facility would result in an increase in the provision for credit losses of $0.7 million and a $0.4 million reduction in securitization income and an aggregate decrease in earnings of $0.7 million. See "Liquidity and Capital Resources", "Off-balance Sheet Arrangements" and Note 9 in the Notes to Consolidated Financial Statements for further discussion.

Impairment of Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; significant decline in the Company's stock price for a sustained period; and the Company's market valuation relative to its book value. In assessing the recoverability of goodwill, ADESA must make assumptions regarding estimated future cash flows and earnings, changes in the Company's business strategy and economic conditions affecting market valuations related to the fair values of ADESA's three reporting units (which consist of the Company's three operating segments: used vehicle auctions, Impact salvage auctions and AFC) which are aggregated into its two reportable business segments, Auction Services Group and Dealer Services Group. If the fair value of a reporting unit is determined to be less than the carrying amount, an impairment charge would be recorded in the period identified. In response to changes in industry and market conditions, ADESA may be required to strategically realign its resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill. As of December 31, 2006, ADESA had $557.8 million in goodwill that will be subject to future impairment tests. The Company completed its annual goodwill impairment testing in the second quarter of 2006 and management concluded there was no resulting impairment. No significant changes in events or circumstances have occurred that would indicate the carrying amount of the Company's goodwill has been impaired since the test was completed.

The Company reviews long-lived assets for possible impairment whenever circumstances indicate that their carrying amount may not be recoverable. If it is determined that the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, the Company would recognize a loss to the extent that the carrying amount exceeds the fair value of the asset. Management judgment is involved in both deciding if testing for recovery is necessary and in estimating undiscounted cash flows. The Company's impairment analysis is based on the current business strategy, expected growth rates and estimated future economic conditions. No material adjustments were made to the carrying value of long-lived assets in 2006, 2005 or 2004. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Self-Insurance Programs

ADESA self-insures a portion of employee medical benefits under the terms of its employee health insurance program, as well as a portion of its automobile, general liability and workers' compensation claims. The Company purchases individual stop-loss insurance coverage that limits the exposure on individual claims. The Company also purchases aggregate stop-loss insurance coverage that limits the total exposure to overall automobile, general liability and workers' compensation claims. The cost of the stop-loss insurance is expensed over the contract periods.

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

ADESA operates in multiple tax jurisdictions with different tax rates and must determine the appropriate allocation of income to each of these jurisdictions. In the normal course of business, the Company will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax reviews often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

ADESA records its tax provision based on existing laws, experience with previous settlement agreements, the status of current IRS (or other taxing authority) examinations and management's understanding of how the tax authorities view certain relevant industry and commercial matters. Although the Company has recorded all probable income tax liabilities in accordance with SFAS 5 and SFAS 109, Accounting for Income Taxes, these accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process, and therefore include certain contingencies. ADESA establishes reserves when the Company believes that certain positions may not prevail if challenged by a taxing authority. The Company adjusts these reserves in light of changing facts and circumstances. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Adoption of SFAS 123(R), Share-Based Payment

Prior to 2006, ADESA applied the intrinsic value method provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based awards. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company's stock options was equal to or greater than the market price of the underlying stock on the date of grant. Accordingly, the Company did not recognize compensation expense for employee stock options that were granted in prior years. However, compensation expense was recognized on other forms of stock-based awards, including restricted stock units and performance based stock awards. SFAS 123(R), Share-Based Payment, replaces SFAS 123 and supersedes APB 25. The statement requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. On January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method, and therefore was not required to restate its financial results for prior periods. Under this transition method, as of January 1, 2006, ADESA began to apply the provisions of this statement to new and modified awards, as well as to the nonvested portion of awards granted and outstanding at the time of adoption using the fair value amounts determined for pro forma disclosure under SFAS 123.

The Company's stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the retirement eligible age and meet certain service requirements with either ADESA and/or its former parent, ALLETE, automatically vest when an eligible employee retires from the Company. The Company has previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e. over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, by recognizing any remaining unrecognized compensation cost at the date of retirement. Following adoption of SFAS 123(R), new awards are subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for transitioning to the non-substantive vesting period approach. The Company has revised its approach to apply the non-substantive vesting period approach to all new grants after adoption, but continues to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards. An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, the Company recorded forfeitures when they occurred. Estimating forfeitures did not have a material impact on the determination of compensation expense.

On March 9, 2005, the board of directors (the "board") of the Company accelerated the vesting of certain unvested and "out-of-the-money" stock options previously awarded to employees and officers that have an exercise price of $24 per share. The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA's initial public offering ("IPO") in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company's common stock became exercisable immediately and the Company disclosed incremental pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in the first quarter 2005. The options awarded in conjunction with the IPO to the Company's named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

The Company and its board considered several factors in determining to accelerate the vesting of these options. Primarily, the acceleration enhances the comparability of the Company's 2005 financial statements with those of 2006 and subsequent periods. The options awarded to the executive officers were special, one-time grants in conjunction with the Company's IPO. As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the Company's expected future grants. The Company and board also believe that the acceleration was in the best interest of the stockholders as it reduces the Company's reported stock option expense in future periods and mitigates the impact of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the year ended December 31, 2006, were $2.3 million and $1.4 million lower, respectively, than if the Company had continued to account for share-based awards under APB Opinion No. 25. Basic and diluted earnings per share from continuing operations were both $0.02 lower for the year ended December 31, 2006 as a result of the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) to be classified as financing cash flows. This change in classification did not have a significant impact on the Consolidated Statement of Cash Flows in the current period as the excess tax benefits recognized for the year ended December 31, 2006 were approximately $0.5 million.

Prior to the adoption of SFAS 123(R), the Company applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which permitted companies to apply the existing accounting rules under APB Opinion No. 25 and related interpretations. Generally, if the exercise price of options granted under the plan was equal to the market price of the underlying common stock on the grant date, no share-based compensation cost was recognized in net income. As required by SFAS 148, prior to the adoption of SFAS 123(R), pro forma net income and pro forma net income per common share were disclosed for stock-based awards, as if the fair value recognition provisions of SFAS 123 had been applied.

See Note 6 "Stock Plans" of the Notes to the Consolidated Financial Statements for further details.

New Accounting Standards

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. The standard also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company will adopt SFAS 156 on January 1, 2007, and does not expect the adoption of SFAS 156 to have a material impact on the consolidated financial statements.

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007, and does not expect the adoption of FIN 48 to have a material impact on the consolidated financial statements.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

The Company's foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company's Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company's results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for ADESA to meet its debt service or other obligations, these tax inefficiencies may adversely affect ADESA. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. The 2006 average exchange rate for the Canadian dollar against the U.S. dollar increased 7 percent as compared with 2005. As a result, Canadian currency translation positively affected net income by approximately $1.9 million in 2006. The 2005 average exchange rate for the Canadian dollar against the U.S. dollar increased 7 percent as compared with 2004. As a result, Canadian currency translation positively affected net income by approximately $2.1 million in 2005. Currency exposure of the Company's Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses interest rate swap agreements to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company designates its interest rate swap agreements as cash flow hedges. The earnings impact of interest rate swaps designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in a hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in 2006 or 2005.

In June 2004, the Company entered into an interest rate swap agreement with a notional amount of $105 million to manage its exposure to interest rate movements on its variable rate debt. The interest rate swap agreement contained amortizing provisions and matured in December 2006. In November 2005, the Company entered into an interest rate swap agreement with a notional amount of $40 million to manage its exposure to interest rate movements on its variable rate credit facility. The swap matures in May 2008.

The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At December 31, 2006, the fair value of the interest rate swap agreement was a $0.2 million gain recorded in "Other assets" on the consolidated balance sheet. At December 31, 2005, the fair value of the interest rate swap agreements consisted of a $0.9 million gain recorded in "Other assets" and a $0.1 million loss recorded in "Other liabilities" on the consolidated balance sheet. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in "Other comprehensive income". Unrealized gains or losses on interest rate swap agreements are included as a component of "Accumulated other comprehensive income". At December 31, 2006, there was a net unrealized gain totaling $0.1 million, net of taxes of $0.1 million. At December 31, 2005, there was a net unrealized gain totaling $0.5 million, net of taxes of $0.3 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company's variable rate debt instruments to a hypothetical 100 basis point increase in short-term interest rates for the years ended December 31, 2006 and 2005 would have resulted in an increase in interest expense of approximately $1.4 million and $2.1 million, respectively.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

KPMG LLP, the Company's independent registered public accounting firm, has issued a report on management's assessment of the Company's internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. This report appears under "Report of Independent Registered Public Accounting Firm" in this Form 10-K.

/s/ David G. Gartzke David G. Gartzke Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Timothy C. Clayton Timothy C. Clayton Chief Financial Officer (Principal Financial Officer)
/s/ Scott A. Anderson Scott A. Anderson Controller (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ADESA, Inc.:

We have audited the accompanying consolidated balance sheet of ADESA, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The accompanying financial statements of ADESA, Inc. as of and for the two-year period ended December 31, 2005, were audited by other auditors whose report thereon dated March 15, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADESA, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ADESA, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Indianapolis, Indiana
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ADESA, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that ADESA, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ADESA, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that ADESA, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ADESA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ADESA, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph referring to a change in the method the Company uses to account for stock-based compensation.

/s/ KPMG LLP

Indianapolis, Indiana
February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ADESA, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, cash flows and stockholders' equity for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of ADESA, Inc and its subsidiaries (the Company) at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule included in Item 15 for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Indianapolis, IN
March 15, 2006

ADESA, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2006	2005	2004
Operating revenues
Auction services group	$959.9	$842.8	$808.9
Dealer services group	144.0	126.0	116.6

Total operating revenues	1,103.9	968.8	925.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	563.8	473.5	454.4
Selling, general and administrative	259.2	227.1	222.2
Depreciation and amortization	46.5	40.8	35.9
Aircraft charge	3.4	–	–
Transaction expenses	6.1	–	–

Total operating expenses	879.0	741.4	712.5

Operating profit	224.9	227.4	213.0
Interest expense	27.4	31.2	25.4
Other income, net	(6.9)	(8.6)	(4.5)
Loss on extinguishment of debt	–	2.9	14.0

Income from continuing operations before income taxes	204.4	201.9	178.1
Income taxes	77.6	75.8	69.1

Income from continuing operations	126.8	126.1	109.0
Loss from discontinued operations, net of income taxes	(0.5)	(0.6)	(3.7)

Net income	$126.3	$125.5	$105.3

Earnings per share—basic
Income from continuing operations	$1.41	$1.40	$1.19
Loss from discontinued operations, net of income taxes	–	–	(0.04)

Net income	$1.41	$1.40	$1.15

Earnings per share—diluted
Income from continuing operations	$1.41	$1.40	$1.19
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.04)

Net income	$1.40	$1.39	$1.15

Dividends declared per common share (Note 18)	$0.30	$0.30	$0.075

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$195.7	$240.2
Restricted cash	7.8	5.7
Trade receivables, net of allowances of $4.9 (2006) and $3.9 (2005)	192.8	188.6
Finance receivables, net of allowances of $2.0 (2006) and of $2.4 (2005)	203.3	196.7
Retained interests in finance receivables sold	69.6	56.8
Deferred income tax assets	21.9	21.6
Other current assets	17.4	14.5

Total current assets	708.5	724.1
Other assets
Goodwill	557.8	532.6
Other intangible assets, net of accumulated amortization of $41.8 (2006) and $29.8 (2005)	49.0	42.0
Other assets	62.9	50.9

Total other assets	669.7	625.5
Property and equipment, net of accumulated depreciation of $186.8 (2006) and $155.2 (2005)	597.1	595.9

Total assets	$1,975.3	$1,945.5

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2006	2005
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$249.6	$270.3
Accrued employee benefits and compensation expenses	43.1	35.0
Other accrued expenses	42.1	36.7
Income taxes payable	11.3	3.3
Current maturities of long-term debt	30.0	70.0
Current liabilities of discontinued operations	7.2	6.8

Total current liabilities	383.3	422.1
Non-current liabilities
Long-term debt	322.5	362.5
Deferred income tax liabilities	58.8	63.6
Other liabilities	7.2	7.4

Total non-current liabilities	388.5	433.5
Commitments and contingencies (Note 21)	–	–
Stockholders' equity
Preferred stock, $0.01 par value: Authorized shares: 50,000,000 Issued shares: none	–	–
Common stock, $0.01 par value: Authorized shares: 500,000,000 Issued shares: 94,868,104 (2006 and 2005)	1.0	1.0
Additional paid-in capital	673.3	668.3
Retained earnings	580.0	480.7
Treasury stock, at cost:
Shares: 4,785,335(2006) 5,275,585 (2005)	(100.4)	(110.7)
Accumulated other comprehensive income	49.6	50.6

Total stockholders' equity	1,203.5	1,089.9

Total liabilities and stockholders' equity	$1,975.3	$1,945.5

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	88.6	$0.9	$524.5	$401.3	—	$23.5	$950.2
Comprehensive income:
Net income				105.3			105.3
Other comprehensive income, net of tax:
Foreign currency translation						18.7
Unrealized loss on interest rate swaps						(0.1)

Other comprehensive income							18.6

Comprehensive income							123.9
Issuance of common stock	6.3	0.1	135.9				136.0
Capital contributions			6.2				6.2
Cash dividends paid to ALLETE				(117.5)			(117.5)
Cash dividends paid to stockholders				(6.9)			(6.9)
Issuance of common stock under stock plans			2.9		0.8		3.7
Stock-based compensation expense			1.2				1.2
Tax benefits from employee stock plans			1.3				1.3
Repurchase of common stock					(86.7)		(86.7)

Balance at December 31, 2004	94.9	$1.0	$672.0	$382.2	($85.9)	$42.1	$1,011.4
Comprehensive income:
Net income				125.5			125.5
Other comprehensive income, net of tax:
Foreign currency translation						7.9
Unrealized gain on interest rate swaps						0.6

Other comprehensive income							8.5

Comprehensive income							134.0
Cash dividends paid to stockholders				(27.0)			(27.0)
Issuance of common stock under stock plans			(8.2)		18.8		10.6
Stock-based compensation expense			2.4				2.4
Tax benefits from employee stock plans			2.1				2.1
Repurchase of common stock					(43.6)		(43.6)

Balance at December 31, 2005	94.9	$1.0	$668.3	$480.7	($110.7)	$50.6	$1,089.9
Comprehensive income:
Net income				126.3			126.3
Other comprehensive loss, net of tax:
Foreign currency translation						(0.6)
Unrealized loss on interest rate swaps						(0.4)

Other comprehensive loss							(1.0)

Comprehensive income							125.3
Cash dividends paid to stockholders				(27.0)			(27.0)
Issuance of common stock under stock plans			(0.3)		10.4		10.1
Stock-based compensation expense			4.6				4.6
Tax benefits from employee stock plans			0.7				0.7
Repurchase of common stock					(0.1)		(0.1)

Balance at December 31, 2006	94.9	$1.0	$673.3	$580.0	($100.4)	$49.6	$1,203.5

See notes to consolidated financial statements

ADESA, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$126.3	$125.5	$105.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.5	40.8	35.9
Bad debt expense	2.8	1.2	4.2
Deferred income taxes	(5.1)	27.9	3.1
Stock-based compensation expense	5.8	2.8	1.6
Aircraft charge	3.4	–	–
Loss on extinguishment of debt	–	2.9	14.0
Other non-cash, net	3.0	3.2	2.9

	182.7	204.3	167.0
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	12.6	(24.2)	(15.3)
Retained interests in finance receivables sold	(12.8)	(6.4)	(3.9)
Trade receivables and other assets	(1.5)	(28.3)	(12.6)
Accounts payable and accrued expenses	9.9	(8.9)	40.3

Net cash provided by operating activities	190.9	136.5	175.5
Investing activities
Net (decrease) increase in finance receivables held for investment	(19.5)	4.6	(8.1)
Acquisition of businesses, net of cash acquired	(55.8)	(29.1)	–
Purchases of property, equipment and computer software	(37.1)	(55.3)	(31.2)
Purchase of other intangibles	(0.6)	(1.2)	–
Proceeds from the sale of property, equipment and computer software	–	0.6	10.4
Proceeds from the sale of discontinued operations	–	3.3	–
Equity investments	(12.6)	(2.0)	–
Transfer to restricted cash	(2.1)	(0.8)	(1.5)

Net cash used by investing activities	(127.7)	(79.9)	(30.4)
Financing activities
Net (decrease) increase in book overdrafts	(9.3)	24.2	0.2
Net (decrease) increase in borrowings from lines of credit	(50.0)	138.0	(45.8)
Payments on long-term debt	(30.0)	(371.6)	(323.1)
Proceeds from long-term debt	–	150.0	500.0
Payments for debt issuance costs	–	(1.7)	(9.9)
Net proceeds from issuance of common stock	–	–	136.0
Proceeds from issuance of common stock under stock plans	8.1	10.2	0.5
Dividends paid to ALLETE	–	–	(117.5)
Dividends paid to stockholders	(27.0)	(27.0)	(6.9)
Excess tax benefits from stock-based compensation	0.5	–	–
Repurchase of common stock	(0.1)	(43.6)	(86.7)

Net cash (used by) provided by financing activities	(107.8)	(121.5)	46.8
Effect of exchange rate changes on cash	0.1	0.6	(0.1)

Net (decrease) increase in cash and cash equivalents	(44.5)	(64.3)	191.8
Cash and cash equivalents at beginning of period	240.2	304.5	112.7

Cash and cash equivalents at end of period	$195.7	$240.2	$304.5

Cash paid for interest	$23.8	$27.6	$25.5
Cash paid for taxes, net of refunds	$73.8	$67.7	$46.0

See notes to consolidated financial statements

ADESA, Inc.
Notes to Consolidated Financial Statements

Note 1 – Business, Nature of Operations and Pending Merger

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

The Company operates a network of 54 wholesale used vehicle auctions, 42 salvage auctions and 85 AFC loan production offices. Used vehicle auctions provide services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification and titling in addition to auctioning of the consigned vehicles. Salvage auctions facilitate the redistribution of damaged vehicles deemed a total loss for insurance or business purposes, as well as recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company's salvage auction business specializes in providing services such as inbound and outbound logistics, inspections, evaluations, titling and settlement administrative services.

Announcement of Merger

On December 22, 2006, the Company entered into a definitive merger agreement to be acquired by a group of private equity funds consisting of affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital. Effective with the merger, Insurance Auto Auctions, Inc., a leading provider of automotive salvage auction and claims processing services in the United States, will be combined with ADESA.

At the effective time of the merger, each share of outstanding common stock of the Company will be converted into the right to receive $27.85 in cash, without interest. The transaction, which is subject to approval by ADESA stockholders and the satisfaction of certain closing conditions as set forth in the merger agreement, has been granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Board has approved the definitive merger agreement and has resolved to recommend that ADESA's stockholders adopt the agreement. The record date for the special meeting of stockholders to approve the proposed merger is February 12, 2007, and the date of the special meeting is March 28, 2007.

Pending the satisfaction of the conditions mentioned above and others included in the merger agreement, ADESA and the acquiring equity funds expect the acquisition of the Company to be completed in the second quarter of 2007, although there are no assurances the merger will close at that time, if at all. The Company has incurred and expensed $6.1 million of costs related to the pending transaction through December 31, 2006.

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

Business Segments

The Company's operations are grouped into three operating segments: used vehicle auctions, Impact salvage auctions and AFC. As permitted by Statement of Financial Accounting Standards ("SFAS") 131, Disclosures about Segments of an Enterprise and Related Information, the Company aggregates its three operating segments into two reportable business segments: Auction Services Group and Dealer Services Group. Auction Services Group includes used vehicle and salvage auctions. Dealer Services Group includes the results of operations of AFC and its related subsidiaries. Operations are measured through careful budgeting and monitoring of contributions to consolidated income from continuing operations by each business segment. Discontinued operations include the operating results of the Company's vehicle importation business and ComSearch, Inc., which were discontinued in February of 2003 and August of 2005, respectively.

Derivative Instruments and Hedging Activity

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company currently uses interest rate swaps that are designated and qualify as cash flow hedges to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company does not, however, enter into hedging contracts for trading or speculative purposes. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. The fair value of the swap agreements is recorded in "Other assets" or "Other liabilities" on the consolidated balance sheet based on the gain or loss position of the contracts. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded as a component of "Accumulated other comprehensive income". Gains and losses on interest rate swap agreements are subsequently included in earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The Company uses the change in variable cash flows method to assess hedge effectiveness in accordance with SFAS 133.

Foreign Currency Translation

Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other income, net". Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income". Accumulated other comprehensive income was comprised of gains from foreign currency translation totaling $49.5 million and $50.1 million at December 31, 2006 and 2005, and unrealized gains (losses) on interest rate swaps designated as cash flow hedges totaling $0.1million and $0.5 million at December 31, 2006 and 2005.

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

Finance receivables include floorplan receivables created by financing dealer purchases of vehicles in exchange for a security interest in those vehicles and special purpose loans. Floorplan receivables become due at the earlier of the dealer subsequently selling the vehicle or a predetermined time period (generally 30 to 60 days). Floorplan receivables include (1) eligible receivables that are not yet sold to the bank conduit facility (see Note 9), (2) Canadian floorplan receivables, (3) U.S. floorplan receivables not eligible for the bank conduit facility, and (4) receivables that were sold to the bank conduit facility that come back on the balance sheet of the Company at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility. Special purpose loans relate to loans that are either line of credit loans or working capital loans that can be either secured or unsecured based on the facts and circumstances of the specific loans.

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

Retained Interests in Finance Receivables Sold

Retained interests in finance receivables sold are classified as trading securities pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carried at estimated fair value with gains and losses recognized in the Consolidated Statements of Income. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate.

Other Current Assets

Other current assets consist of inventories, notes receivable and prepaid expenses. The inventories, which consist of vehicles, supplies, and parts are accounted for on the specific identification method, and are stated at the lower of cost or market.

Notes receivable consist of amounts due from dealers, purchasers of assets sold and work-out loans established with customers unable to meet the repayment schedule of the finance receivables. The recognition of interest ceases upon the establishment of the work-out loans. Gross notes receivable balances in "Other current assets" were $0.5 million and $0.8 million at December 31, 2006 and 2005. The allowance for losses on notes receivable is based on management's evaluation of the notes receivable given current conditions, payment history, the credit-worthiness of the borrower and review of specific collection issues and such other factors which in management's judgment deserve recognition in estimating losses. The allowance for losses on notes receivable was approximately $0.2 million and $0.4 million at December 31, 2006 and 2005. Additions to the allowance are charged to bad debt expense. This amount totaled $0, $0 and $0.1 million for 2006, 2005 and 2004.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of ADESA's three reporting units (which consist of the Company's three operating segments: used vehicle auctions, Impact salvage auctions and AFC) based on projected discounted cash flows. If the fair value is calculated to be less than the carrying amount, an impairment charge is recorded in the period identified.

Other Intangible Assets

Other intangible assets generally consist primarily of customer relationships, computer software and non-compete agreements, and are amortized using the straight-line method. Customer relationships are amortized over the life determined in the valuation of the particular acquisition. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The non-compete agreements are amortized over the life of the agreements and are written off upon being fully amortized. The lives of other intangibles assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates intended to depreciate the costs of assets over their estimated useful lives. Upon retirement or sale of property and equipment, the cost of the disposed assets and related accumulated depreciation is removed from the accounts and any resulting gain or loss is credited or charged to selling, general and administrative expenses. Expenditures for normal repairs and maintenance are charged to expense as incurred. Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

Other Assets

Other assets consist of investments held to maturity, debt issuance costs, notes receivable, deposits, cost and equity method investments and other long-term assets. Investments at December 31, 2006 and 2005 included $34.5 million of Fulton County Taxable Economic Development Revenue Bonds purchased in connection with the capital lease for the Atlanta facility that became operational in the fourth quarter of 2003. The bonds will be held to maturity (December 1, 2017) and bear a fixed interest rate of 5 percent.

During 2006, AFC acquired a 15 percent interest in Finance Express LLC for $12.6 million in cash. Finance Express is a web-based company specializing in software to facilitate the origination of motor vehicle retail installment loan contracts between independent used vehicle dealers and lending institutions. In addition, the Company also receives certain fees from Finance Express for assistance in marketing its software product and services to independent used vehicle dealers. The Company evaluated its investment in Finance Express pursuant to Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The Company is currently not the primary beneficiary of the VIE and its risk of loss is limited, in all material respects, to its investment in Finance Express. Finance Express is a LLC that maintains specific capital accounts for each member. Therefore, the Company uses the equity method of accounting for this investment in accordance with the guidance in Emerging Issues Task Force ("EITF") 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position ("SOP") 78-9, Accounting for Investments in Real Estate Ventures, and SAB Topic D-46, Accounting for Limited Partnership Investments. The Company's share of Finance Express' earnings or losses is recorded in "Other income, net" in the Consolidated Statements of Income and was not material for the year ended December 31, 2006.

Debt issuance costs reflect the expenditures incurred in the first half of 2004 to issue the $125 million senior subordinated notes and to obtain the bank credit facility. In addition, debt issue costs reflect the expenditures incurred in the third quarter of 2005 to amend and restate the bank credit facility. The debt issuance costs are being amortized over their respective lives to interest expense and had a carrying amount of $5.2 million and $6.5 million at December 31, 2006 and December 31, 2005.

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

Accounts Payable

Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $135.2 million and $144.5 million at December 31, 2006 and 2005.

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

Auction Services Group

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

Dealer Services Group

AFC's revenue is comprised primarily of securitization income and interest and fee income. As is customary for finance companies, AFC's revenues are reported net of a provision for credit losses. The following table summarizes the primary components of AFC's revenue:

	Year Ended December 31,
Dealer Services Group Revenue (In millions)
	2006	2005	2004
Securitization income	$75.1	$69.3	$67.5
Interest and fee income	68.4	56.2	48.6
Other revenue	0.7	0.5	1.7
Provision for credit losses	(0.2)	—	(1.2)

	$144.0	$126.0	$116.6

Securitization income

Securitization income is primarily comprised of the gain on sale of finance receivables sold, but also includes servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. AFC generally sells its U.S. dollar denominated finance receivables through a revolving private securitization structure. Gains and losses on the sale of receivables are recognized upon transfer to the bank conduit facility.

Interest and fee income

Interest on finance receivables is recognized based on the number of days the vehicle remains financed. AFC ceases recognition of interest on finance receivables when the loans become delinquent, which is generally 31 days past due. Dealers are also charged a fee to floorplan a vehicle ("floorplan fee") and extend the terms of the receivable ("curtailment fee"). AFC fee income including floorplan and curtailment fees is recognized over the life of the finance receivable.

Loan origination costs

Loan origination costs incurred by AFC in originating floorplan receivables are capitalized at the origination of the customer contract. Such costs for receivables retained are amortized over the estimated life of the customer contract. Costs associated with receivables sold are included as a reduction in securitization income.

Income Taxes

The Company will file a consolidated federal income tax return for the year ended December 31, 2006, and has filed a consolidated federal income tax return for the year ended December 31, 2005, and for the period that began on September 21, 2004 and ended December 31, 2004. The Company is included in the consolidated federal income tax return of ALLETE for the period that began January 1, 2004 and ended September 20, 2004. The Company files state income tax returns in accordance with the applicable rules of each state. The Company accounts for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes currently payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

Accounting for Stock-Based Compensation

Prior to 2006, ADESA applied the intrinsic value method provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based awards. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company's stock options was equal to or greater than the market price of the underlying stock on the date of grant. Accordingly, the Company did not recognize compensation expense for employee stock options that were granted in prior years. However, compensation expense was recognized on other forms of stock-based awards, including restricted stock units and performance based stock awards. SFAS 123(R), Share-Based Payment, replaces SFAS 123 and supersedes APB 25. The statement requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. On January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method, and therefore was not required to restate its financial results for prior periods. Under this transition method, as of January 1, 2006, ADESA began to apply the provisions of this statement to new and modified awards, as well as to the nonvested portion of awards granted and outstanding at the time of adoption using the fair value amounts determined for pro forma disclosure under SFAS 123.

The Company's stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the retirement eligible age and meet certain service requirements with either ADESA and/or its former parent, ALLETE, automatically vest when an eligible employee retires from the Company. The Company has previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e., over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, by recognizing any remaining unrecognized compensation cost at the date of retirement. Following adoption of SFAS 123(R), new awards are subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for transitioning to the non-substantive vesting period approach. The Company has revised its approach to apply the non-substantive vesting period approach to all new grants after adoption, but continues to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards. An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, the Company recorded forfeitures when they occurred. Estimating forfeitures did not have a material impact on the determination of compensation expense.

On March 9, 2005, the board of directors (the "board") of the Company accelerated the vesting of certain unvested and "out-of-the-money" stock options previously awarded to employees and officers that have an exercise price of $24 per share. The awards accelerated were made under the ADESA, Inc. 2004 Equity and Incentive Plan in conjunction with ADESA's initial public offering ("IPO") in June 2004. As a result, options to purchase approximately 2.9 million shares of the Company's common stock became exercisable immediately and the Company disclosed incremental pro forma stock-based employee compensation expense of approximately $7.7 million, net of tax, in the first quarter 2005. The options awarded in conjunction with the IPO to the Company's named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. All other terms and conditions applicable to the outstanding stock option grants remain in effect.

The Company and its board considered several factors in determining to accelerate the vesting of these options. Primarily, the acceleration enhances the comparability of the Company's 2005 financial statements with those of 2006 and subsequent periods. The options awarded to the executive officers were special, one-time grants in conjunction with the Company's IPO. As such, these grants are not indicative of past grants when ADESA was a subsidiary of ALLETE prior to June 2004 and are not representative of the Company's expected future grants. The Company and board also believe that the acceleration was in the best interest of the stockholders as it reduces the Company's reported stock option expense in future periods and mitigates the impact of applying SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the year ended December 31, 2006, were $2.3 million and $1.4 million lower, respectively, than if the Company had continued to account for share-based awards under APB Opinion No. 25. Basic and diluted earnings per share from continuing operations were both $0.02 lower for the year ended December 31, 2006 as a result of the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This change in classification did not have a significant impact on the Consolidated Statement of Cash

Flows in the current period as the excess tax benefits recognized for the year ended December 31, 2006 were approximately $0.5 million.

Prior to the adoption of SFAS 123(R), the Company applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which permitted companies to apply the existing accounting rules under APB Opinion No. 25 and related interpretations. Generally, if the exercise price of options granted under the plan was equal to the market price of the underlying common stock on the grant date, no share-based compensation cost was recognized in net income. As required by SFAS 148, prior to the adoption of SFAS 123(R), pro forma net income and pro forma net income per common share were disclosed for stock-based awards, as if the fair value recognition provisions of SFAS 123 had been applied.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to all stock-based employee awards granted in fiscal years 2005 and 2004 prior to the adoption of 123(R). The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model and the attribution method. The Black-Scholes option-pricing model does not consider the non-traded nature of employee stock options, the lack of transferability or a vesting period. If the model took these items into consideration, the resulting estimate for fair value of the stock options could be different. In addition, because of the change to the non-substantive vesting period approach, the application of estimated forfeitures, the acceleration of vesting of underwater IPO stock options, the fact that the Company's options vest over three years and additional option grants have been made subsequent to January 1, 2006, the results of expensing stock-based awards under SFAS 123(R) may have a materially different affect on net income in future periods than that presented below.

	Year Ended December 31,
(in millions except per share amounts)	2005	2004
Reported net income	$125.5	$105.3
Add: stock-based employee compensation included in reported net income, net of tax (1)	1.4	1.2
Deduct: total stock-based employee compensation expense, net of tax	(12.9)	(5.8)

Pro forma net income	$114.0	$100.7

Earnings per share:
Basic—as reported	$1.40	$1.15

Basic—pro forma	$1.27	$1.10

Diluted—as reported	$1.39	$1.15

Diluted—pro forma	$1.26	$1.10

(1)
Reported amounts include expense associated with restricted stock units and performance share awards.

Reclassifications and Revisions

Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation.

Note 4 – Acquisitions

2006 Acquisitions

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

In March 2006, the Company completed the acquisition of certain assets of Auction Broadcasting Company's South Tampa used vehicle auction serving western and central Florida. The Company has renamed the auction ADESA Sarasota. The assets purchased included land and buildings, the related operating equipment, accounts receivable and customer relationships related to the auction. The auction is comprised of approximately 63 acres and includes six auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The Company did not assume any material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

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

ADESA acquired the five previously mentioned auctions for a total cost of $54.5 million, in cash. Purchase price allocations have been recorded for each acquisition. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $12.9 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives of 3 to 15 years. The purchase price allocations resulted in aggregate goodwill of $23.3 million. The goodwill was assigned to the Auction Services Group reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results reflecting the acquisitions were not materially different from those reported.

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

On November 2, 2005, the Company completed the purchase of certain assets of the "Ohio Connection," a group of four independently owned salvage auctions that handle approximately 20,000 salvage units annually to expand ADESA Impact's regional coverage. The assets include the operating equipment and all customer relationships related to the auctions. In addition, the Company has operating lease obligations related to the four facilities through 2015. Initial annual lease payments for the facilities total approximately $0.5 million per year. Two of the purchase agreements include contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The Company made contingent payments in 2006 totaling approximately $1.3 million pursuant to these agreements. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

In summary, ADESA acquired the previously mentioned auctions during 2005 for a total cost of $30.4 million, in cash including the contingent payments made in 2006. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $7.3 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives ranging from 2 to 20 years. The purchase price allocations resulted in aggregate goodwill of $18.5 million. The goodwill was assigned to the Auction Services Group reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results for the acquisitions were not material.

Note 5 – Discontinued Operations

In August 2005, ADESA sold ComSearch, Inc. which provides professional claims outsourcing services, automotive parts-locating and desk-auditing services to the property and casualty insurance industry. In February 2003, management approved a plan to discontinue the operations of the Company's vehicle importation business. The financial results of ComSearch and the vehicle importation business have been accounted for as discontinued operations for all periods presented. Both businesses were formerly included in the Auction Services Group reporting segment.

Net loss from discontinued operations for the year ended December 31, 2006 primarily includes interest on the vehicle importation business adverse judgment. Net loss from discontinued operations for the year ended December 31, 2005 includes the operating loss of ComSearch, the loss on sale of the ComSearch business totaling $0.1 million and interest on the vehicle importation business adverse judgment. Net loss from discontinued operations in 2004 includes a $6.9 million pretax charge related to the vehicle importation business adverse judgment, including the related accrued interest and legal costs, partially offset by $0.8 million in pretax income generated by ComSearch.

At December 31, 2006 and December 31, 2005, there were $0 million in assets and $7.2 and $6.8 million in liabilities related to discontinued operations. Liabilities at December 31, 2006 and December 31, 2005 primarily represent the accrual of the importation adverse judgment, currently under appeal, and accrued interest on the award pursuant to Michigan law.

The following summarizes financial information for the discontinued operations (in millions, except per share data):

	Years Ended December 31,
Statements of Income
	2006	2005	2004
Operating revenues	$—	$2.9	$6.1
Operating expenses	0.6	3.6	12.2

(Loss) before income taxes	(0.6)	(0.7)	(6.1)
Income taxes	0.1	0.1	2.4

(Loss) from discontinued operations	($0.5)	($0.6)	($3.7)

Net (loss) per share from discontinued operations – basic	$—	$—	($0.04)

Net (loss) per share from discontinued operations – diluted	($0.01)	($0.01)	($0.04)

Note 6 – Stock Plans

Equity and Incentive Plan

Certain key employees of the Company and its subsidiaries participate in the ADESA, Inc. 2004 Equity and Incentive Plan ("the Plan"). The maximum number of shares reserved for the grant of awards under the 2004 Equity and Incentive Plan is 8.5 million. There were approximately 2.9 million remaining shares available for grant under the Plan on December 31, 2006. The Plan provides for the grant of incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. To date, the grants have been stock options, restricted stock and restricted stock units.

The Company currently uses its treasury stock to satisfy stock option exercises and stock distributions. At December 31, 2006, the Company holds 4,785,335 shares of treasury stock, and therefore does not expect to be required to purchase additional shares in fiscal 2007 to satisfy stock option exercises and stock distributions.

The compensation cost that was charged against income for all plans was $5.8 million, $2.8 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004. The total income tax benefit recognized in the Consolidated Statements of Income for stock compensation agreements was approximately $2.2 million, $1.0 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004. Had the Company followed SFAS 123 rather than APB Opinion No. 25, an additional $11.5 million and $4.6 million of compensation expense, net of tax, would have been recorded for the years ended December 31, 2005 and 2004 (as disclosed in the pro forma information in Note 3). The Company did not capitalize any stock-based compensation cost in the year ended December 31, 2006.

In the event of a change in control such as the consummation of the pending merger, any unvested stock options, restricted stock and restricted stock units shall become fully vested and cashed out. As a result, any unrecognized compensation cost related to these awards would be recognized at the time of the change in control.

Stock Options

Stock options may be granted under the Plan at an exercise price of not less than the fair market value of a share of ADESA common stock on the date of grant and generally vest in equal annual installments over three years with expiration not to exceed six years from the date of grant. The weighted average fair value of options granted was $8.54 per share, $7.36 per share and $7.64 per share for the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2006	2005	2004
Risk-free interest rate	4.6–5.0%	3.6%	3.6%
Expected life—years	4	4	4
Expected volatility	38.0%	41.0%	39.0%
Dividend yield	1.15–1.18%	1.34%	1.25%

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

  Expected volatility—Actual changes in the market value of the Company's stock are used to calculate the volatility assumption. Based on the Company's limited time as a publicly traded company, a combination of historical volatility and the volatility of its comparable peer group was used to calculate expected volatility. An increase in the expected volatility will increase compensation expense.

  Dividend yield—This is the annual rate of dividends per share over the exercise price of the option. An increase in the dividend yield will decrease compensation expense.

Concurrent with the pricing of the initial public offering, the Company granted options to purchase approximately 3.0 million shares of ADESA common stock, with an exercise price of $24 per share, to officers and employees under the ADESA, Inc. 2004 Equity and Incentive Plan. In March 2005, the Company's board of directors accelerated the vesting of these unvested and then "out-of-the-money" stock options. The options awarded in conjunction with the IPO to the Company's named executive officers and the majority of the other officers would have vested in equal increments at June 15, 2005, 2006 and 2007. The options awarded to certain other executive officers and employees had different vesting terms. One-third of the options awarded to the other executive officers and employees vested on December 31, 2004. The remaining two-thirds of the options awarded to these executive officers and other employees in conjunction with the IPO would have vested in equal increments at December 31, 2005 and 2006. All of these options expire in June 2010. Concurrent with the separation from ALLETE on September 20, 2004, certain options to purchase ALLETE stock that were held by ADESA employees were converted to Company stock options. The options were converted at quantities and exercise prices that maintained the intrinsic value of the option as it existed immediately prior to the separation. The vesting dates and exercise periods of the options were not affected by the conversion.

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

In 2006 the Company granted options to purchase approximately 0.3 million shares of ADESA common stock with exercise prices of $26.17, $25.60 and $25.32 per share, under the ADESA, Inc. 2004 Equity and Incentive Plan. The options vest in equal increments through the first part of 2009. Approximately 15% of the options are subject to the attainment of certain performance criteria. The options have a six year life.

The following table summarizes stock option activity for the year ended December 31, 2006:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	4,482,953	$22.09
Granted	338,507	25.99
Exercised	(453,216)	20.93
Forfeited or cancelled	(254,336)	23.90

Outstanding at December 31, 2006	4,113,908	22.43	3.9	$21.9

Exercisable at December 31, 2006	3,416,548	$22.10	3.8	$19.3

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on ADESA's closing stock price of $27.75 on December 31, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of the Company's stock. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2.1 million, $6.6 million and $0.2 million. The fair value of all vested and exercisable shares at December 31, 2006, 2005 and 2004 was $94.8 million, $94.5 million and $28.5 million.

As of December 31, 2006, there was approximately $2.4 million of total unrecognized compensation expense related to stock options granted which is expected to be recognized over a weighted average term of 1.8 years. This unrecognized compensation expense only includes the cost for those options expected to vest, as the Company estimated expected forfeitures in accordance with SFAS 123(R). When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as actual forfeitures. An increase in estimated forfeitures would decrease compensation expense.

Restricted Stock Units

The fair value of restricted stock units ("RSUs") is the value of ADESA's stock at the date of grant, which ranges between $20.51 and $26.24 per share. The grants are contingent upon continued employment and vest over periods ranging from one to three years. Dividends, payable in stock, accrue on a portion of the grants and are subject to the same specified terms as the original grants. As of December 31, 2006, a total of 3,808 stock units have accumulated on nonvested RSUs due to dividend reinvestment.

The following table summarizes RSU activity, excluding dividend reinvestment units, for the year ended December 31, 2006:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2006	227,769	$23.34
Granted	85,990	26.02
Vested	(12,541)	20.88
Forfeited	(19,523)	23.89

RSUs at December 31, 2006	281,695	$24.23

As of December 31, 2006, there was $2.1 million of total unrecognized compensation expense related to nonvested RSUs granted which is expected to be recognized over a weighted average term of 1.5 years. The fair value of shares vested during the year ended December 31, 2006 was $0.3 million.

Performance Based Restricted Stock Units

The Company's 2006 long-term incentive plan included performance based restricted stock units whose future award was contingent upon annual 2006 income from continuing operations performance. In February 2007, the Company granted approximately 91,400 restricted stock units pursuant to the performance based component of the 2006 long-term incentive plan, with a grant date fair value of $28.59 per share. The RSU grants vest 33 percent in February 2008, 33 percent in February 2009 and 34 percent in February 2010. The Company has accrued $0.9 million of expense through December 31, 2006 for the performance based RSUs. The amount is included in "Accrued employee benefits and compensation expenses" on the Consolidated Balance Sheet. Based on actual 2006 performance and forfeiture rate assumptions, the Company expects to incur an additional $1.7 million of expense over the vesting period.

Employee Stock Purchase Plan

Employees of the Company who meet certain eligibility requirements may participate in the ADESA, Inc. Employee Stock Purchase Plan ("ESPP"). Eligible participants are allowed to purchase shares of the Company's common stock for 95 percent of the fair market value of a share of common stock on the New York Stock Exchange on the first trading day of each month. A participant's combined payroll deductions, cash payments and reinvested dividends in the plan may not exceed $25 thousand per year. At December 31, 2006, approximately 26,000 shares had been issued under the ESPP plan and there were approximately 474,000 shares of ADESA common stock available for grant under the Company's ESPP plan. As a condition to the definitive merger agreement between the Company and a group of private equity funds entered into on December 22, 2006, ADESA agreed not to grant any purchase rights or issue any common stock pursuant to the ESPP plan subsequent to the purchase period that ended December 31, 2006.

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

Note 7 – Earnings Per Share

The following table sets forth the computation of earnings per share (in millions except share and per share amounts):

	Year Ended December 31,
	2006	2005	2004
Income from continuing operations	$126.8	$126.1	$109.0
Loss from discontinued operations, net of income taxes	(0.5)	(0.6)	(3.7)

Net income	$126.3	$125.5	$105.3

Weighted average common shares outstanding	89.87	89.87	91.22
Effect of dilutive stock options and restricted stock awards	0.37	0.45	0.23

Weighted average common shares outstanding and assumed conversions	90.24	90.32	91.45

Earnings per share—basic
Income from continuing operations	$1.41	$1.40	$1.19
Loss from discontinued operations, net of income taxes	—	—	(0.04)

Net income	$1.41	$1.40	$1.15

Earnings per share—diluted
Income from continuing operations	$1.41	$1.40	$1.19
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.04)

Net income	$1.40	$1.39	$1.15

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period. Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company's stock-based employee compensation programs. Total options outstanding at December 31, 2006, 2005 and 2004 were 4.1 million, 4.5 million and 4.5 million. Stock options with an exercise price per share greater than the average market price per share were excluded from the calculation of diluted earnings per share for all periods presented as including these options would have an anti-dilutive impact. Approximately 0.3 million, 3.1 million and 3.0 million options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004. The Company's policy for calculating the potential windfall tax benefit or shortfall for the purpose of calculating assumed proceeds under the treasury stock method excludes the impact of pro forma deferred tax assets related to partially or fully vested awards on the date of adoption.

Note 8 – Allowance for Credit Losses and Doubtful Accounts

The following is a summary of the changes in the allowance for credit losses related to finance receivables held for investment (in millions):

	Year Ended December 31,
	2006	2005	2004
Allowance for Credit Losses
Balance at beginning of period	$2.4	$3.9	$4.6
Provision for credit losses	0.3	—	1.2
Recoveries	0.4	0.4	0.2
Less charge-offs	(1.1)	(1.2)	(2.6)
Other	—	(0.7)	0.5

Balance at end of period	$2.0	$2.4	$3.9

AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries. Additionally, an accrued liability of $3.9 million and $2.9 million for estimated losses for loans sold by AFC Funding is recorded at December 31, 2006 and 2005. These loans were sold to a bank conduit facility with recourse to AFC Funding and will come back on the balance sheet of AFC Funding at fair market value if they prove to become ineligible under the terms of the collateral arrangement with the bank conduit facility.

The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2006	2005	2004
Allowance for Doubtful Accounts
Balance at beginning of period	$3.9	$7.5	$7.0
Provision for credit losses	2.5	1.2	3.0
Less net charge-offs	(1.5)	(4.8)	(2.5)

Balance at end of period	$4.9	$3.9	$7.5

Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.

Note 9 – Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. Effective March 31, 2006, AFC and AFC Funding Corporation amended their securitization agreement to extend the expiration date of the agreement from June 30, 2008 to April 30, 2009. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $600 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $550 million and $425 million at December 31, 2006 and December 31, 2005, respectively. On February 12, 2007, committed liquidity was increased to $600 million. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company's Consolidated Balance Sheet.

At December 31, 2006, AFC managed total finance receivables of $775.9 million, of which $693.0 million had been sold without recourse to AFC Funding Corporation. At December 31, 2005, AFC managed total finance receivables of $655.7 million, of which $581.9 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $501.0 million and $399.8 million at December 31, 2006 and December 31, 2005, respectively. Finance receivables include $42.6 million and $51.1 million classified as held for sale and $162.7 million and $148.0 million classified as held for investment at December 31, 2006 and December 31, 2005, respectively. AFC's allowance for losses of $2.0 million and $2.4 million at December 31, 2006 and December 31, 2005, respectively, include an estimate of losses for finance receivables held for investment. Additionally, accrued liabilities of $3.9 million and $2.9 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2006 and December 31, 2005, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA's credit facility. At December 31, 2006 and 2005, the Company was in compliance with the covenants contained in the securitization agreement.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2006			December 31, 2005
	Principal Amount of:			Principal Amount of:
			Net Credit Losses During 2006			Net Credit Losses During 2005
(in millions)	Receivables	Receivables Delinquent		Receivables	Receivables Delinquent

Floorplan receivables	$192.3	$3.7	$0.7	$187.0	$4.5	$0.8
Special purpose loans	13.0	1.0	—	12.1	2.1	—

Finance receivables held	$205.3	$4.7	$0.7	$199.1	$6.6	$0.8

Receivables sold	501.0			399.8
Retained interests in finance receivables sold	69.6			56.8

Total receivables managed	$775.9			$655.7

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries:

	Years Ended December 31,
	2006	2005	2004
Proceeds from sales of finance receivables	$4,646.8	$4,310.5	$4,132.3
Servicing fees received	$16.1	$13.5	$12.6
Proceeds received on retained interests in finance receivables sold	$113.0	$111.2	$104.6

The Company's retained interests in finance receivables sold amounted to $69.6 million and $56.8 million at December 31, 2006 and December 31, 2005. Sensitivities associated with the Company's retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Note 10 – Goodwill and Other Intangible Assets

Goodwill at December 31 consisted of the following (in millions):

	2006	2005
Auction Services Group
ALLETE's acquisition of ADESA	$113.4	$113.4
Canadian Auction Group	100.4	100.4
Manheim Auctions	147.1	147.1
Auto Placement Center, Inc.	25.5	26.2
Impact Auto Auctions and Suburban Auto	35.4	35.5
Other	124.4	98.4

	546.2	521.0
Dealer Services Group
ALLETE's acquisition of ADESA	11.6	11.6

	$557.8	$532.6

Goodwill increased $25.2 million and $18.0 million during 2006 and 2005 primarily as a result of acquisitions. In addition, the goodwill increases in 2006 and 2005 were impacted by changes in the Canadian exchange rate.

A summary of other intangibles is as follows (in millions):

		December 31, 2006			December 31, 2005
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value

Customer relationships	7 – 25	$37.2	$(8.2)	$29.0	$25.8	$(6.4)	$19.4
Computer software	3 – 7	51.4	(31.8)	19.6	44.1	(22.6)	21.5
Other	1 – 10	2.2	(1.8)	0.4	1.9	(0.8)	1.1

Total		$90.8	$(41.8)	$49.0	$71.8	$(29.8)	$42.0

The increase in other intangibles in 2006 is primarily related to customer relationships purchased in connection with acquisitions as well as purchases of computer software. Amortization expense for other intangibles was $13.2 million, $9.6 million and $7.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated amortization expense for the next five years is $11.1 million for 2007, $6.3 million for 2008, $4.7 million for 2009, $4.2 million for 2010 and $3.5 million for 2011.

Note 11 – Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	Useful Lives (in years)	2006	2005
Land		$212.1	$199.7
Buildings	10 – 40	250.3	247.7
Land improvements	10 – 20	153.7	148.6
Building and leasehold improvements	5 – 40	47.8	44.9
Furniture, fixtures and equipment	2 – 10	96.0	82.9
Vehicles and aircraft	3 – 12	10.3	15.7
Construction in progress		13.7	11.6

		783.9	751.1
Accumulated depreciation		(186.8)	(155.2)

Property and equipment, net		$597.1	$595.9

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $33.3 million, $31.2 million and $28.3 million.

In 2003, the Company entered into a capital lease for the new Atlanta auction facility in conjunction with the purchase of development revenue bonds. The assets included above under this capital lease at December 31 are summarized below (in millions):

Classes of Property	2006	2005

Land	$12.9	$12.9
Buildings	13.3	13.3
Land improvements	5.6	5.6
Furniture, fixtures and equipment	2.7	2.7

	34.5	34.5
Accumulated depreciation	(5.0)	(3.4)

Capital lease assets	$29.5	$31.1

Assets held under this capital lease are depreciated in a manner consistent with the Company's depreciation policy for owned assets.

Note 12 – Long-Term Debt

Long-term debt consists of the following at December 31 (in millions):

	Interest Rate	Maturity	2006	2005

Term Loan A	LIBOR + 1.00%	06/30/2010	$105.0	$135.0
$350 million revolving credit facility	LIBOR + 1.00%	06/30/2010	88.0	138.0
Atlanta capital lease obligation	5.0%	12/01/2013	34.5	34.5
Senior subordinated notes	7 5/8%	06/15/2012	125.0	125.0
Canadian line of credit	Prime + 0.25%	12/31/2007	—	—

Total debt			352.5	432.5
Less current portion of long-term debt			30.0	70.0

Long-term debt			$322.5	$362.5

The weighted average interest rate on the Company's variable rate debt was 6.4 percent and 5.8 percent at December 31, 2006 and 2005, respectively. The weighted average interest rate on all borrowings at December 31, 2006 and 2005 was 6.68 percent and 6.25 percent.

Amended and Restated Credit Agreement

On July 25, 2005, the Company entered into a $500 million credit facility, pursuant to the terms and conditions of an amended and restated credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement has a five year term that expires on June 30, 2010. Under the terms of the Credit Agreement, the lenders committed to provide advances and letters of credit in an aggregate amount of up to $500 million. Borrowings under the Credit Agreement may be used to refinance certain of ADESA's outstanding debt, to finance working capital, capital expenditures and acquisitions permitted under the Credit Agreement and for other corporate purposes. The Credit Agreement provides for a five year $150 million term loan and a $350 million revolving credit facility. The term loan will be repaid in 20 quarterly installments, with the final payment due on June 30, 2010. The revolving credit facility may be used for loans, and up to $25 million may be used for letters of credit. Letters of credit reducing the available line of credit were $14.6 million at December 31, 2006. The revolving loans may be borrowed, repaid and reborrowed until June 30, 2010, at which time all amounts borrowed must be repaid.

The revolving credit facility and the term loan facility bear interest at a rate equal to LIBOR plus a margin ranging from 87.5 basis points to 150 basis points depending on the Company's total leverage ratio. As of December 31, 2006, ADESA's margin based on its leverage ratio was 100 basis points and the effective interest rate for the year ended December 31, 2006 was 6.28 percent.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA's ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude after-tax (a) gains or losses from asset sales; (b) temporary gains or losses on currency; (c) certain non-recurring gains and losses; (d) stock option expense; and (e) certain other noncash amounts included in the determination of net income, is utilized in the calculation of the financial ratios contained in the covenants. At December 31, 2006, the Company was in compliance with the covenants contained in the credit facility. The credit facility is guaranteed by substantially all of the Company's material domestic subsidiaries (excluding, among others, AFC Funding Corporation), and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65 percent of certain capital interests of the Company's Canadian subsidiaries.

As a result of amending the credit agreement, the Company incurred a third quarter 2005 charge of approximately $2.9 million related to the write-off of certain unamortized debt issue costs and related expenses associated with the amended and restated credit agreement.

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

The notes are unsecured and subordinated in right of payment to all of the Company's existing and future senior debt, including borrowings under the credit facility. The incurrence of future senior debt is governed by certain limitations, including an interest coverage ratio exception. The notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. At December 31, 2006, the Company was in compliance with the covenants contained in the senior subordinated notes.

Canadian Line of Credit

A C$8 million line of credit is available to ADESA Canada. The line of credit bears interest at a rate equal to the prime rate plus a margin ranging from 0 to 25 basis points depending on the Company's total leverage ratio. Letters of credit reducing the available line of credit were C$2.5 million at December 31, 2006. The line of credit is subject to renewal at the end of each calendar year and is guaranteed by ADESA, Inc.

Future Principal Payments

At December 31, 2006 aggregate future principal payments on long-term debt are as follows (in millions):

2007	$30.0
2008	30.0
2009	30.0
2010	103.0
2011	—
Thereafter	159.5

$352.5

Note 13 – Financial Instruments

The Company's derivative activities are initiated within the guidelines of documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative or trading purposes.

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. In June 2004, the Company entered into an interest rate swap agreement with a notional amount of $105 million to manage its exposure to interest rate movements on its variable rate debt. The interest rate swap agreement contained amortizing provisions and matured in December 2006.

In November 2005, the Company entered into an interest rate swap agreement with a notional amount of $40 million to manage its exposure to interest rate movements on its variable rate credit facility. The swap matures in May 2008.

The Company designates its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At December 31, 2006, the fair value of the remaining interest rate swap agreement was a $0.2 million gain recorded in "Other assets" on the Consolidated Balance Sheet. At December 31, 2005, the fair value of the interest rate swap agreements consisted of a $0.9 million gain recorded in "Other assets" and a $0.1 million loss recorded in "Other liabilities" on the Consolidated Balance Sheet. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in "Other comprehensive income". Unrealized gains or losses on interest rate swap agreements are included as a component of "Accumulated other comprehensive income". At December 31, 2006, there was a net unrealized gain totaling $0.1 million, net of taxes of $0.1 million. At December 31, 2005, there was a net unrealized gain totaling $0.5 million, net of taxes of $0.3 million.

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

The fair value of the Company's notes receivable is determined by calculating the present value of expected future cash receipts associated with these instruments. The discount rate used is equivalent to the current rate offered to the Company for notes of similar maturities. As of December 31, 2006, the fair value of the Company's notes receivable approximated the carrying value.

The fair value of the Company's long-term debt is determined by calculating the present value of expected future cash outlays associated with the debt instruments. The discount rate used is equivalent to the current rate offered to the Company for debt of the same maturities. As of December 31, 2006, the fair value of the Company's long-term debt approximated its carrying value of $353.1 million. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 14 – Leasing Agreements

The Company leases property, computer equipment and software, automobiles, trucks and trailers, pursuant to operating lease agreements with terms expiring through 2031. Some of the leases contain renewal provisions upon the expiration of the initial lease term, as well as fair market value purchase provisions. In accordance with SFAS 13 Accounting for Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. The deferred portion of the rent, for the leases containing escalation clauses, is included in "Accrued expenses" on the Consolidated Balance Sheet. Total future minimum lease payments for non-cancellable operating leases with terms in excess of one year (excluding renewable periods) as of December 31, 2006 are as follows (in millions):

2007	$17.2
2008	14.7
2009	11.9
2010	10.4
2011	8.4
Thereafter	105.3

$167.9

Total lease expense for the years ended December 31, 2006, 2005 and 2004 was $23.6 million, $21.8 million and $21.5 million.

Note 15 – Income Taxes

The components of the provision for income taxes are as follows for the years ended December 31 (in millions):

	2006	2005	2004
Income from continuing operations before income taxes:
Domestic	$163.2	$158.4	$139.6
Foreign	41.2	43.5	38.5

Total	$204.4	$201.9	$178.1

Income tax expense (benefit) from continuing operations:
Current:
Federal	$61.1	$32.1	$34.2
Foreign	13.6	13.9	15.0
State	8.0	1.9	16.8

Total current provision	82.7	47.9	66.0

Deferred:
Federal	(2.5)	20.5	10.9
Foreign	0.6	0.5	(0.4)
State	(3.2)	6.9	(7.4)

Total deferred provision	(5.1)	27.9	3.1

Income tax expense from continuing operations	$77.6	$75.8	$69.1

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows for the years ended December 31:

	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net	1.5%	3.3%	3.4%
Other, net	1.5%	(0.8%)	0.4%

Effective rate	38.0%	37.5%	38.8%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2006	2005
Gross deferred tax assets:
Allowances	$7.1	$7.6
Accruals and liabilities	7.7	8.4
Employee benefits and compensation	13.2	7.0
Foreign tax credit carryover	1.3	1.4
State net operating loss carryforwards	4.0	3.3
Foreign credits	—	0.9
Other	0.7	2.9

Total deferred tax asset	34.0	31.5

Deferred tax asset valuation allowance	(0.2)	(0.9)

Total	33.8	30.6

Gross deferred tax liabilities:
Depreciation	(29.6)	(32.1)
Goodwill and intangibles	(41.0)	(37.7)
Other	(0.1)	(2.8)

Total	(70.7)	(72.6)

Net deferred tax liabilities	$(36.9)	$(42.0)

The gross tax benefit from state net operating loss carryforwards expire as follows (in millions):

2007	$—
2008	—
2009	0.3
2010	—
2011	0.2
2012 to 2026	3.5

$4.0

Undistributed earnings of the Company's foreign subsidiaries were approximately $48.4 million, $36.2 million and $28.8 million at December 31, 2006, 2005 and 2004. Because these amounts have been or will be reinvested in properties and working capital, the Company has not recorded the deferred taxes associated with these earnings.

The Company made federal income tax payments, net of refunds, of $49.7 million in 2006 and $45.7 million in 2005. During 2004, federal income tax payments, net of refunds, of $19.7 million were paid to ALLETE. State and foreign income taxes paid by the Company, net of refunds, during 2006, 2005 and 2004 totaled $24.1 million, $22.0 million and $26.3 million.

Note 16 – Comprehensive Income

The components of comprehensive income are as follows for the period ended December 31 (in millions):

	2006	2005	2004
Net income	$126.3	$125.5	$105.3
Other comprehensive income, net of tax
Foreign currency translation	(0.6)	7.9	18.7
Unrealized (loss) gain on interest rate swaps	(0.4)	0.6	(0.1)

Comprehensive income	$125.3	$134.0	$123.9

The composition of "Accumulated other comprehensive income" at December 31, 2006 and 2005 is the net unrealized gains or (losses) on interest rate swaps of $0.1 million and $0.5 million and foreign currency translation adjustments of $49.5 million and $50.1 million, respectively.

Note 17 – Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires reporting of segment information that is consistent with the manner in which management operates and views the Company. In 2006, the Company implemented several organizational realignment and management changes intended to better position the Company to serve its diverse customer bases, accommodate anticipated growth and realize operational efficiencies across all business lines. The former auction and related services or "ARS" segment is now referred to as Auction Services Group ("ASG"). The former dealer financing segment is now referred to as Dealer Services Group ("DSG"). The Company's operations are grouped into three operating segments: used vehicle auctions, Impact salvage auctions and AFC. The Company aggregates its three operating segments into two reportable business segments: ASG and DSG. These reportable segments offer different services and are managed separately based on the fundamental differences in their operations. The realignment had no impact on aggregation of financial information at the reportable segment level.

ASG encompasses all wholesale and salvage auctions throughout North America (U.S. and Canada). The Company's used vehicle auctions and Impact salvage auctions are included in the ASG segment. The two operating segments within the ASG reportable segment have similar economic characteristics. ASG relates to used vehicle and total loss vehicle remarketing, whether it be auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain. The ASG operating segments transfer employees, share common customers, including used vehicle dealers, and in some cases operate out of the same auction site.

DSG includes the AFC finance business as well as other businesses and ventures the Company may enter into, focusing on providing the Company's independent used vehicle dealer customers with value- added ancillary services and products. AFC is primarily engaged in the business of providing short-term, inventory-secured financing to independent, used vehicle dealers. AFC conducts business primarily at wholesale vehicle auctions in the U.S. and Canada.

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

Financial information regarding the Company's reportable segments is set forth below for the years ended December 31 (in millions):

2006	Auction Services Group	Dealer Services Group	Holding Company	Consolidated

Operating revenues	$959.9	$144.0	$—	$1,103.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	535.4	28.4	—	563.8
Selling, general and administrative	215.9	21.2	22.1	259.2
Depreciation and amortization	42.2	3.5	0.8	46.5
Aircraft charge	—	—	3.4	3.4
Transaction expenses	—	—	6.1	6.1

Total operating expenses	793.5	53.1	32.4	879.0

Operating profit (loss)	166.4	90.9	(32.4)	224.9
Interest expense	4.3	—	23.1	27.4
Other (income) expense, net	(5.4)	1.0	(2.5)	(6.9)

Income (loss) from continuing operations before income taxes	167.5	89.9	(53.0)	204.4
Income taxes	64.3	32.7	(19.4)	77.6

Income (loss) from continuing operations	$103.2	$57.2	($33.6)	$126.8

Assets	$1,628.5	$345.2	$1.6	$1,975.3

Capital expenditures	$36.6	$0.5	$—	$37.1

2005

Operating revenues	$842.8	$126.0	$—	$968.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	448.3	25.2	—	473.5
Selling, general and administrative	185.9	21.4	19.8	227.1
Depreciation and amortization	36.0	4.1	0.7	40.8

Total operating expenses	670.2	50.7	20.5	741.4

Operating profit (loss)	172.6	75.3	(20.5)	227.4
Interest expense	4.7	—	26.5	31.2
Other income, net	(4.6)	(0.7)	(3.3)	(8.6)
Loss on extinguishment of debt	—	—	2.9	2.9

Income (loss) from continuing operations before income taxes	172.5	76.0	(46.6)	201.9
Income taxes	64.0	29.6	(17.8)	75.8

Income (loss) from continuing operations	$108.5	$46.4	$(28.8)	$126.1

Assets	$1,579.0	$324.2	$42.3	$1,945.5

Capital expenditures	$53.7	$1.6	$—	$55.3

2004	Auction Services Group	Dealer Services Group	Holding Company	Consolidated

Operating revenues	$808.9	$116.6	$—	$925.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	431.0	23.4	—	454.4
Selling, general and administrative	184.8	20.6	16.8	222.2
Depreciation and amortization	31.1	4.7	0.1	35.9

Total operating expenses	646.9	48.7	16.9	712.5

Operating profit (loss)	162.0	67.9	(16.9)	213.0
Interest expense	12.9	—	12.5	25.4
Other income, net	(3.2)	(0.1)	(1.2)	(4.5)
Loss on extinguishment of debt	—	—	14.0	14.0

Income (loss) from continuing operations before income taxes	152.3	68.0	(42.2)	178.1
Income taxes	58.4	27.2	(16.5)	69.1

Income (loss) from continuing operations	$93.9	$40.8	$(25.7)	$109.0

Assets	$1,452.7	$302.5	$159.8	$1,915.0

Capital expenditures	$29.4	$1.8	$—	$31.2

Geographic Information

Most of the Company's operations outside the U.S. are in Canada. Information regarding the geographic areas of the Company's operations is set forth below (in millions):

	2006	2005	2004
Operating revenues
U.S.	$870.3	$778.4	$757.1
Foreign	233.6	190.4	168.4

	$1,103.9	$968.8	$925.5

Long-lived assets
U.S.	$1,055.1	$1,017.1
Foreign	164.9	167.3

	$1,220.0	$1,184.4

The Company does not have any major customers as defined by SFAS 131.

Note 18 – Dividends

In 2006 and 2005, the Company paid a quarterly dividend of $0.075 per common share for an annual amount of $0.30 per common share. As a condition to the definitive merger agreement between the Company and a group of private equity funds entered into on December 22, 2006, ADESA agreed not to pay any dividends to holders of its common stock while the merger is pending. Payment of future dividends and the continuation of the dividend reinvestment plan will depend on the outcome of the pending merger and will be at the discretion of the board of directors in accordance with applicable law after taking into account various factors, including conditions to the pending merger, ADESA's financial condition, operating results, current and anticipated cash needs, plans for expansion and other contractual restrictions with respect to the payment of dividends.

Cash dividends declared per share exclude dividends declared and paid to ALLETE prior to ADESA becoming an independent public company. ADESA paid a $17.5 million dividend to ALLETE, the sole holder of record of the Company's common stock, through a wholly owned subsidiary, on March 31, 2004. ADESA also paid a $100 million dividend to ALLETE on May 25, 2004, in the form of an intercompany note. The intercompany note was repaid by ADESA in 2004 with proceeds from the initial public offering.

Note 19 – Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company currently matches 100 percent of the amounts contributed by each individual participant up to 3 percent of the participant's compensation and 50 percent of the amounts contributed between 3 percent and 5 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. During 2006, 2005 and 2004, the Company contributed $4.6 million, $4.6 million and $5.1 million.

Note 20 – Transactions with Former Parent

Prior to September 20, 2004, the former parent of the Company provided certain services, including accounting, treasury, tax, legal, public affairs, executive oversight, human resources, as well as other corporate services. The Company's financial statements include allocations by ALLETE for its costs related to such services provided to ADESA. These cost allocations have been determined on a proportionate cost basis that both the Company and ALLETE considered to be reasonable reflections of the cost of services provided by ALLETE. These services accounted for approximately $2.2 million of expense for the period January 1 through September 20, 2004. In addition, the Company paid ALLETE approximately $0.5 million in the fourth quarter 2004 for services provided by the former parent.

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

The total non-cash capital contribution from ALLETE was $6.2 million for the year ended December 31, 2004. The amount contributed from ALLETE in 2004 included the 70 percent ownership interest in two aircraft previously owned by ALLETE.

On November 2, 2006, the Company received written notice of ALLETE, Inc.'s election to withdraw from joint ownership of two corporate aircraft and terminate the Joint Aircraft Ownership and Management Agreement between ALLETE, Inc. and the Company dated as of June 4, 2004 (the "Aircraft Agreement"). The Aircraft Agreement sets forth the terms and conditions relating to the duties and responsibilities of ALLETE and the Company with respect to two aircraft previously owned by ALLETE. In addition, pursuant to the Aircraft Agreement, ALLETE contributed a 70 percent ownership interest in each of the two aircraft to the Company. Upon termination of the Aircraft Agreement, each owner is entitled to 100 percent ownership interest in, and title to, one of the aircraft. As a result of the termination of the Aircraft Agreement, the Company recorded a non-cash pretax charge of $3.4 million in the fourth quarter of 2006 representing a reduction of ownership interests in the aircraft and other costs associated with the termination of the Aircraft Agreement.

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

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in "Other accrued expenses" and "Other liabilities" were $3.0 million and $3.1 million at December 31, 2006 and December 31, 2005, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

The Company engaged GeoInsight, Inc. an environmental services firm, to conduct tests of the soil, groundwater and ambient air on and adjacent to the Company's salvage auction site. The results of the soil and water tests indicated levels of MTBE exceeding MADEP standards with respect to certain residential properties. In response to the empirical findings, the Company, with the approval of the MADEP, installed granular activated carbon filtration systems in thirty-three residences that may be impacted by MTBE.

In January 2004, the Company submitted an immediate response action plan ("IRA") to the MADEP describing the initial activities the Company performed, and the additional measures that the Company used to further assess the existence of any imminent hazard to human health. In addition, as required by the MADEP, the Company has conducted an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells. Based on the analyses conducted, the Company has advised the MADEP that it believes that an imminent hazard condition does not exist. The Company is submitting periodic status updates to the MADEP.

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

In September 2006, ADESA Impact reached a settlement agreement with plaintiffs' counsel whereby ADESA Impact has agreed to pay each of the thirty-four households $38,000 for an aggregate payment totaling $1.3 million to resolve all pending litigation and asserted claims related to the alleged release of gasoline and MTBE into ground water at ADESA Impact's Taunton salvage facility. In January 2007, the settlement agreement was finalized and the federal district court formally dismissed the litigation.

The Company recorded provisions totaling approximately $0.6 million in the third quarter of 2006 to increase its accrual related to the settlement and has a total accrual of $1.4 million at December 31, 2006 with respect to the Taunton matter which includes the settlement amount and ongoing monitoring costs. This amount is included in the $3.0 million liability accrued for environmental matters at December 31, 2006.

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

In December 2005, the Company filed a motion for peremptory reversal requesting the Michigan Court of Appeals to reverse the judgment on the grounds that Cooper's oral side agreement claim was barred, as a matter of law, by the merger provisions of the asset purchase agreement that was entered into in 2000 in connection with the sale of the business to AIS. In March 2006, the Company was notified that the Court of Appeals denied the motion on the grounds that it failed to persuade the Court of the existence of manifest error requiring reversal without argument for formal submission. In April 2006, the parties presented their respective oral arguments to a three judge panel of the Court of Appeals. In

August 2006, the Michigan Court of Appeals issued an unpublished opinion affirming the judgment against ADESA. In September 2006, ADESA filed a Motion for Reconsideration with the Michigan Court of Appeals. In October 2006, the Michigan Court of Appeals denied ADESA's Motion for Reconsideration. In December 2006, ADESA filed its application for leave to appeal the decision to the Michigan Supreme Court (Case No. 132630). The parties have filed their respective briefs with the Michigan Supreme Court as to the issue of whether ADESA should be permitted to appeal the lower court decision to the Michigan Supreme Court. No decision on the application for leave to appeal has been rendered.

The Company discontinued the operations of AIS, its vehicle importation business, in February 2003. At December 31, 2006, the Company has an accrual totaling $7.2 million ($5.8 million award plus accrued interest of $1.4 million) as a result of the jury trial verdict.

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

In related litigation, AMS also filed a lawsuit against Manheim Auctions, Inc. ("Manheim"), Live Global Communications USA Inc. and Live Global Bid, Inc. (collectively "LGB") in U.S. District Court for the Northern District of Georgia, Atlanta Division (Civil Action 05 CV 0639), alleging infringement of the `612 Patent and other causes of action against Manheim. The Company licenses technology used in its LiveBlock Internet auction application from LGB. The complaint seeks unspecified damages and injunctive relief. In May 2005, AMS withdrew its request for a preliminary injunction against Manheim and LGB. In June 2005, Manheim filed a counterclaim against AMS alleging infringement of U.S. Patent No. 5,774,873 related to online motor vehicle auction systems. This litigation has been consolidated with the AMS lawsuit against the Company during the discovery phase. The litigation is currently in the discovery phase. The "Markman" claim construction hearing was held in August 2006. The court has not rendered its "Markman" claim construction ruling. No trial date has been set.

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

Litigation Regarding the Merger

In January 2007, Gerald Ortsman filed a lawsuit against ADESA, its directors and the group of private equity funds, including affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital, that propose to acquire the Company in the Delaware Court of Chancery (Case No. 2670-N). In February 2007, Mr. Ortsman filed an amended complaint containing additional allegations. The amended complaint seeks class action status on behalf of the Company's stockholders and alleges that ADESA's directors breached their fiduciary duties to the stockholders by, among other things, failing to maximize stockholder value in connection with the merger. The amended complaint further states that our financial advisers are conflicted, and that ADESA's proxy statement in respect of the merger allegedly omitted material information purportedly necessary to enable ADESA's shareholders to make a fully informed voting decision on the proposed merger. The complaint also alleges that the group of private equity funds aided and abetted the actions of the directors in breaching their fiduciary duties to the stockholders. The amended complaint seeks, among other things, an injunction against the consummation of the merger, an unspecified amount of damages and the payment of plaintiff's fees and costs.

The Company believes that the amended complaint is without merit. Subsequent to filing his amended complaint, the plaintiff filed motions for a preliminary injunction and expedited proceedings. The defendants have filed motions to dismiss the litigation and discovery has commenced. The Company has submitted the matter for coverage to its applicable insurance carriers. The carriers have accepted coverage subject to certain reservations and the Company's applicable self retention for securities claims. While we believe that the lawsuit is without merit and intend to defend vigorously against it, there can be no assurance that it will not adversely impact the merger and related transactions.

SEC Informal Inquiry

In December 2003, the staff of the SEC initiated an informal inquiry relating to ALLETE's internal audit function and the internal financial reporting of ALLETE (ADESA's former parent), ADESA, AFC, a wholly owned subsidiary of ADESA, and the loan loss methodology at AFC. ALLETE and the Company fully and voluntarily cooperated with the informal inquiry and sent a response to the SEC in February 2004. Management believes that the Company has acted appropriately and that this inquiry will not result in action that has a material adverse impact on the Company or its reported results of operations. The Company has had no further inquiries or correspondence with the SEC regarding this matter since the first quarter of 2004.

Other Matters

Cheryl Munce, former Executive Vice President of the Company and President of ADESA Impact, elected to depart from the Company on May 26, 2006. Brian Warner, former Vice President of the Company and President of ADESA Canada Corporation, departed the Company on May 19, 2006.

In August 2006, Cheryl Munce filed a Statement of Claim (06-CV-317340PD2) in the Ontario Superior Court of Justice against ADESA, Inc., Impact Auto Auction Ltd., Automotive Recovery Services, Inc. d/b/a ADESA Impact, and ADESA Auctions Canada Corporation d/b/a ADESA Canada (collective referred to as "ADESA") alleging wrongful and/or constructive dismissal from employment and claiming monetary damages in excess of CDN $2.5 million including punitive damages and costs of the action. ADESA filed its Notice of Intent to Defend in August 2006 and its Statement of Defenses in September 2006. Discovery is currently ongoing and ADESA intends to vigorously defend the litigation.

In September 2006, Brian Warner filed a Statement of Claim in the Ontario Superior Court of Justice against ADESA, Inc. and ADESA Auctions Canada Corporation d/b/a ADESA Canada (collectively referred to as "ADESA") alleging wrongful dismissal from employment. In his claim, Warner seeks monetary damages in excess of CDN $5.75 million including punitive damages and costs of the action. ADESA has filed its Notice of Intent to Defend and filed its Statement of Defenses in October 2006. ADESA plans to aggressively defend the litigation. In connection with the previously announced organizational realignment of the Company, Mr. Warner was offered a senior leadership position with the Company. Mr. Warner declined to accept the offer and elected to depart the Company. After failing to agree on the terms of a severance package, the Company implemented a compensation and benefits package for Mr. Warner that the Company believes satisfies any obligations the Company may have to Mr. Warner. Discovery is currently ongoing and ADESA intends to vigorously defend the litigation.

Note 22 – Quarterly Financial Data (Unaudited)

Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2006 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31

Operating revenues	$285.6	$275.9	$272.9	$269.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	144.2	137.7	137.8	144.1
Selling, general, and administrative expenses	66.9	63.8	64.7	63.8
Depreciation and amortization	10.8	11.0	12.1	12.6
Aircraft charge	—	—	—	3.4
Transaction expenses	—	—	—	6.1

Total operating expenses	221.9	212.5	214.6	230.0

Operating profit	63.7	63.4	58.3	39.5
Interest expense	7.0	7.1	7.1	6.2
Other income, net	(1.7)	(1.8)	(1.8)	(1.6)

Income from continuing operations, before income taxes	58.4	58.1	53.0	34.9
Income taxes	22.1	21.9	18.6	15.0

Income from continuing operations	36.3	36.2	34.4	19.9
Discontinued operations	—	(0.1)	(0.3)	(0.1)

Net income	$36.3	$36.1	$34.1	$19.8

Basic earnings per share of common stock (Notes 3 and 7)
Continuing operations	$0.40	$0.40	$0.38	$0.22
Discontinued operations	—	—	—	—

	$0.40	$0.40	$0.38	$0.22

Diluted earnings per share of common stock (Notes 3 and 7)
Continuing operations	$0.40	$0.40	$0.38	$0.22
Discontinued operations	—	—	—	—

	$0.40	$0.40	$0.38	$0.22

2005 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31

Operating revenues	$242.7	$246.5	$241.0	$238.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	114.5	115.1	116.8	127.1
Selling, general, and administrative expenses	54.8	56.1	57.5	58.7
Depreciation and amortization	9.2	10.0	10.8	10.8

Total operating expenses	178.5	181.2	185.1	196.6

Operating profit	64.2	65.3	55.9	42.0
Interest expense	8.1	8.5	7.4	7.2
Other income, net	(1.5)	(2.3)	(2.5)	(2.3)
Loss on extinguishment of debt	—	—	2.9	—

Income from continuing operations, before income taxes	57.6	59.1	48.1	37.1
Income taxes	22.5	23.0	16.5	13.8

Income from continuing operations	35.1	36.1	31.6	23.3
Discontinued operations	(0.1)	(0.2)	(0.1)	(0.2)

Net income	$35.0	$35.9	$31.5	$23.1

Basic earnings per share of common stock (Notes 3 and 7)
Continuing operations	$0.39	$0.40	$0.35	$0.26
Discontinued operations	—	—	—	—

	$0.39	$0.40	$0.35	$0.26

Diluted earnings per share of common stock (Notes 3 and 7)
Continuing operations	$0.38	$0.40	$0.35	$0.26
Discontinued operations	—	—	—	—

	$0.38	$0.40	$0.35	$0.26

The operations of ComSearch were discontinued in the third quarter of 2005; as such, the following restatements are reflected in the first and second quarters of 2005 to reflect ComSearch as discontinued operations:

  •
  Operating revenues were reduced by $1.3 million and $1.2 million in the first and second quarters of 2005.

  •
  Operating expenses were reduced by $1.4 million and $1.3 million in the first and second quarters of 2005.

  •
  Operating profits increased by $0.1 million in the first and second quarters of 2005.

  •
  Income from continuing operations, net of tax, increased $0.1 million in the first and second quarters of 2005.

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

Internal Control over Financial Reporting

Management's report on the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related report of KPMG LLP, the Company's independent registered public accounting firm, are included in Item 8, Financial Statements and Supplementary Data under the headings Management's Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors – the following individuals serve as members of the Company's board of directors:

Wynn V. Bussmann, 65, has been a member of ADESA's Board since May 2004 and serves on its audit committee and executive compensation committee. Mr. Bussmann retired in March 2004 from his position of senior vice president—global forecasting of J.D. Power and Associates, an international marketing information firm, which he held since 2001. From 1994 to 2001 he was the corporate economist for DaimlerChrysler Corporation, where he provided forecasts and analysis of vehicle sales and other trends in the vehicle industry for product strategy and planning. Mr. Bussmann's term will expire in 2008.

Thomas L. Cunningham, 61, has been a member of ADESA's Board since May 2004 and serves on its audit committee and executive compensation committee. Mr. Cunningham retired in 2002 from his position of director, remarketing strategy for Ford Motor Company, where he was responsible for the total design and implementation of Ford's wholesale used vehicle sales strategy in the United States for all the Ford and Ford-affiliate brands. From 1989 to 2001 he was manager, vehicle remarketing for Ford, where he developed industry-leading vehicle remarketing processes. Mr. Cunningham's term will expire in 2008.

David G. Gartzke, 63, has been ADESA's chairman of the board and chief executive officer since January 2004. Mr. Gartzke also served as president of the Company from January 2004 to May 2006. From 2002 to 2004, Mr. Gartzke served as chairman of the board, president and chief executive officer of ALLETE, Inc. an energy services company and ADESA's former parent company. From September 2000 until May 2004, Mr. Gartzke was chairman, president and chief executive officer of ALLETE Automotive Services, Inc. From 1994 to 2001, he was senior vice president and chief financial officer of ALLETE. Mr. Gartzke's term will expire in 2007.

Dennis O. Green, 66, has been a member of ADESA's Board since May 2004 and serves as the chairperson of its audit committee and is a member of its corporate governance and nominating committee. Mr. Green is the managing member and founder of Celadon, LLC, a real estate development firm. In addition, Mr. Green is a director and chairman of the audit committee of Coastal Banking Company, a bank holding company, and its banking subsidiary, Lowcountry National Bank. Mr. Green retired in July 1997 from his position as chief auditor of Citicorp and of its principal banking subsidiary, Citibank, NA, where he had been responsible for their worldwide audit functions since 1990. From 1984 to 1990, he was the general auditor of Ford Motor Company. Mr. Green's term will expire in 2009.

Angel Rodolfo Sales, 58, has been a member of ADESA's Board since May 2004 and served as president and chief operating officer of ADESA since 2006. From 2004 to May 2006, Mr. Sales served on ADESA's audit committee and corporate governance and nominating committee. Mr. Sales is the managing director of Odyssey Corporate Finance, LLC, a corporate finance and strategy consulting firm. From 2002 to 2003, he was the chief operating officer of Best Access Systems, Inc., a manufacturer of access control systems and security hardware. He retired in November 2001 from his position as senior vice president at ArvinMeritor, Inc., a global parts supplier to the automotive industry, where he held senior operating and financial positions since 1990. From 1987 to 1990, he was vice president and treasurer of The Upjohn Company. Mr. Sales' term will expire in 2007.

Nick Smith, 70, has been a member of ADESA's Board since May 2004 and serves on its corporate governance and nominating committee and executive compensation committee. Since November 1999, Mr. Smith has been of counsel for the law firm of Fryberger, Buchanan, Smith & Frederick. Mr. Smith also is a director of ALLETE, an energy services company and ADESA's former parent company, and currently serves as a member of its corporate governance and nominating committee and its executive compensation committee. Mr. Smith's term will expire in 2009.

Deborah L. Weinstein, 47, has been ADESA's lead independent director since January 2004 and serves as the chairperson of the corporate governance and nominating committee and is a member of its executive compensation committee. Ms. Weinstein has been a partner in LaBarge Weinstein, LLP, a business law firm, since 1997. Ms. Weinstein also is a director of Dynex Semiconductor, Inc., a semiconductor company based in Lincoln, England. Ms. Weinstein's term will expire in 2009.

Donald C. Wegmiller, 68, has been a member of ADESA's Board since May 2004 and serves as the chairperson of its executive compensation committee. Mr. Wegmiller is the chairman of the Clark Consulting—Healthcare Group, a unit of Clark Inc., a national executive and physician compensation and benefits consulting firm. Prior to joining Clark Consulting-Healthcare Group, Mr. Wegmiller served as vice chairman and president of HealthSpan Health Systems Corporation, a healthcare network company. Mr. Wegmiller also serves as a director of Possis Medical, Inc., a developer, manufacturer and marketer of medical devices, and Omnicell, Inc., a provider of patient safety and operational efficiency solutions for the healthcare industry. Mr. Wegmiller's term will expire in 2008.

Executive Officers – the following individuals are executive officers of the Company:

Scott A. Anderson, 41, has served as the controller of ADESA since November 2001 and the assistant treasurer from November 2001 until January 2004. From 1997 until November 2001, Mr. Anderson served as senior manager of assurance and business advisory services at PricewaterhouseCoopers LLP, where he was responsible for performing and coordinating audit and business advisory services for privately and publicly held companies. From 1988 to 1997, Mr. Anderson held various positions at PricewaterhouseCoopers LLP.

Ron Beaver, 48, has served as an executive vice president and chief information officer since March 15, 2006. From 2001 to 2005, Mr. Beaver served as the vice president and chief information officer of Otis Elevator Co., a manufacturer of elevators, escalators and moving walkways. From 1999 to 2001, Mr. Beaver served as the vice president of e-business of Otis Elevator Co. and from 1990 to 1998, Mr. Beaver served as a director of sales for Otis Elevator Co.

Timothy C. Clayton, 52, has served as interim chief financial officer of ADESA since June 2006. Mr. Clayton is the founding principal of Emerging Capital, a specialized management consulting firm providing advisory services in the areas of strategic planning, mergers and acquisitions, capital formation, corporate governance and CFO-related activities. Since founding Emerging Capital in 2000, Mr. Clayton has served as a chief financial officer or as a key advisor to a number of public and private companies, including the Company. Previously, from 1997 to 2000, Mr. Clayton was executive vice president, chief financial officer and treasurer of Building One Services Corporation, a provider of facility services. From 1988 to 1997, Mr. Clayton served as an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm.

Brenda J. Flayton, 51, has served as an executive vice president and the chief administrative officer of ADESA since June 2004. From July 1998 until May 2004, Ms. Flayton served as the vice president of human resources for ALLETE, where she was responsible for compensation, benefits, recruiting, safety, employee development and training, executive and director compensation, and employee relations. From August 1995 to July 1998, Ms. Flayton was a director of human resources for ALLETE.

Cameron C. Hitchcock, 45, has served as an executive vice president of ADESA since 2004 and the president of Dealer Services Group since June 2006. From 2004 to June 2006 Mr. Hitchcock served as chief financial officer of ADESA. During 2003, Mr. Hitchcock served as a consultant for private equity opportunities. From 1999 to 2002, Mr. Hitchcock served as vice president and treasurer of Lear Corporation, an automotive interior systems supplier. From 1997 to 1999, Mr. Hitchcock was the corporate treasurer of Dean Foods Company, a food company, and from 1993 to 1997, Mr. Hitchcock was vice president, corporate finance of Deutsche Morgan Grenfell, an investment banking firm.

George J. Lawrence, 48, has served as an executive vice president and the general counsel and corporate secretary of ADESA since September 2004. From January 2000 until September 2004,

Mr. Lawrence served as vice president and general counsel-americas for Thomson, a leading consumer electronics company, where he was responsible for the legal affairs of Thomson for the Americas. From 1997 until 2000, Mr. Lawrence served as associate general counsel for Thomson. From 1995 to 1997, Mr. Lawrence was vice president and general counsel of OHM Corporation, an environmental services company.

Jonathan Peisner, 47, has served as the treasurer of ADESA since July 2006 and is also responsible for the Company's investor relations function. Mr. Peisner served as the vice president of investor relations and planning from April 2005 to July 2006. From 2003 to 2005, Mr. Peisner founded and managed Axios Advisors, LLC, a financial advisory firm. From 1999 to 2002, Mr. Peisner was the senior vice president of communications and investor relations and then senior vice president and treasurer of Collins & Aikman, an automotive supplier. From 1997 to 1999, Mr. Peisner served as the director of investor relations and business planning of Lear Corporation, an automotive interior systems supplier. From 1995 to 1997, Mr. Peisner served as the director of investor relations of Lear Corporation.

Curt L. Phillips, 50, has served as vice president of corporate development of ADESA since July 2006. Mr. Phillips served as the treasurer of ADESA from January 2004 to July 2006. From April 1998 until January 2004, Mr. Phillips served as the chief financial officer of AFC, one of ADESA's wholly owned subsidiaries, where he was responsible for overseeing accounting, cash management, and the credit and contract functions for AFC. From April 1997 to March 1998, Mr. Phillips was the vice president of finance for Chautauqua Airlines and from 1993 to March 1997, Mr. Phillips was the chief financial officer of Anthem Financial, Inc., a diversified financial services company focused primarily on equipment leasing.

Charles Tapp, 46, has served as an executive vice president of sales and marketing since 2006. From 2003 to 2006, Mr. Tapp was executive vice president of sales and marketing of ADESA Corporation. From 2002 to 2003, Mr. Tapp was vice president of sales of ADESA Corporation. Mr. Tapp was first vice president-LECAR, for Banc One Credit Company, a national provider of indirect automotive and specialty products financing, from 2000 to 2002. He was also director of product sourcing for Driver's Mart/PrimeSource, a used car superstore chain, in Nashville, from 1996 to 2000, and vice president of sales/operations for the Greater Auction Group, a used vehicle auction chain which was subsequently purchased by Manheim Auctions, Inc. from 1995 to 1996. Mr. Tapp was international director of fleet services for Alamo Rent-a-Car, as well as director of franchise development at Po Folks, Inc., a national restaurant chain.

Bradley A. Todd, 38, has served as an executive vice president of ADESA since May 2004 and the president of Auction Services Group since June 2006. Mr. Todd served as the president of AFC, one of ADESA's wholly owned subsidiaries, from December 2001 to June 2006 and as the chief operating officer of ADESA Corporation, LLC, one of ADESA's wholly owned subsidiaries, from April 2005. From October 1996 to December 2001, Mr. Todd served as the chief operations officer of AFC.

Compliance with Section 16(a) of the Exchange Act

The information required herein is incorporated by reference herein from the Registrant's definitive proxy statement (filed or required to be filed pursuant to Regulation 14A) or definitive information statement (filed or to be filed pursuant to Regulation 14C) for the 2007 Annual Meeting of Stockholders to the extent such a meeting will be held and as set forth herein under the caption "Documents Incorporated by Reference".

Code of Ethics and Corporate Governance

The information required herein is incorporated by reference herein from the Registrant's definitive proxy statement (filed or required to be filed pursuant to Regulation 14A) or definitive information statement (filed or to be filed pursuant to Regulation 14C) for the 2007 Annual Meeting of Stockholders to the extent such a meeting will be held and as set forth herein under the caption "Documents Incorporated by Reference".

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein from the Registrant's definitive proxy statement (filed or required to be filed pursuant to Regulation 14A) or definitive information statement (filed or to be filed pursuant to Regulation 14C) for the 2007 Annual Meeting of Stockholders to the extent such a meeting will be held and as set forth herein under the caption "Documents Incorporated by Reference".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information concerning the beneficial ownership of Company common stock as of February 12, 2007, for each member of ADESA's board of directors, each of ADESA's named executive officers, the directors and executive officers as a group and each person known to the Company to own beneficially more than 5% of ADESA's outstanding common stock. At the close of business on February 12, 2007, there were 90,227,352 shares of ADESA common stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Please see the footnotes below for the disclosure required by the Exchange Act, for each of the parties listed below. ADESA obtained the information presented below for stockholders other than executive officers and directors from Schedule 13Gs and amendments thereto, which reflect beneficial ownership as of the dates indicated in the Schedule 13Gs or amendments thereto.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Wynn V. Bussmann(2)	16,594	(3)	*
Thomas L. Cunningham(2)	10,874	(4)	*
Timothy C. Clayton(2)	1,000		*
Cameron C. Hitchcock(2)	223,210	(5)	*
David G. Gartzke(2)	1,078,878	(6)	1.18%
Dennis O. Green(2)	9,807	(7)	*
George J. Lawrence(2)	160,751	(8)	*
A. R. Sales(2)	4,587		*
Nick Smith(2)	34,682	(9)	*
Bradley A. Todd(2)	299,242	(10)	*
Donald C. Wegmiller(2)	52,111	(11)	*
Deborah L. Weinstein(2)	12,934	(12)	*
Royce & Associates, LLC (13)	6,490,075		7.19%
1414 Avenue of the Americas New York, NY 10019
All directors and executive officers as a group (18 persons)	2,357,270		2.55%

*
represents less than 1%

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise, has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. Unless otherwise indicated, the number of shares shown includes outstanding shares of common stock owned as of February 12, 2007 by the person indicated and shares underlying options owned by such person on February 12, 2007 that are exercisable within 60 days of that date.

(2)
The address of each of our directors and officers is c/o ADESA, Inc., 13085 Hamilton Crossing Blvd., Carmel, Indiana 46032.

(3)
Includes 4,892 shares of common stock issuable upon exercise of options.

(4)
Includes 2,446 shares of common stock issuable upon exercise of options.

(5)
Includes 215,580 shares of common stock issuable upon exercise of options.

(6)
Includes 998,306 shares of common stock issuable upon exercise of options.

(7)
Includes 1,427 shares of common stock issuable upon exercise of options.

(8)
Includes 159,348 shares of common stock issuable upon exercise of options.

(9)
Includes 10,825 shares of common stock issuable upon exercise of options.

(10)
Includes 288,910 shares of common stock issuable upon exercise of options.

(11)
Includes 14,596 shares of common stock issuable upon exercise of options.

(12)
Includes 1,427 shares of common stock issuable upon exercise of options.

(13)
Based on a Schedule 13G filed on January 30, 2007 by Royce & Associates, LLC. The Schedule 13G discloses that as of on January 30, 2007, Royce & Associates, LLC had sole voting and sole dispositive power as to 6,490,075 shares.

Changes in Control

On December 22, 2006, the Company entered into a definitive merger agreement to be acquired by a group of private equity funds consisting of affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital. Effective with the merger, Insurance Auto Auctions, Inc., a leading provider of automotive salvage auction and claims processing services in the United States, will be combined with ADESA.

At the effective time of the merger, each share of outstanding common stock of the Company will be converted into the right to receive $27.85 in cash, without interest. The transaction, which is subject to approval by ADESA stockholders and the satisfaction of certain closing conditions as set forth in the merger agreement, has been granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Board has approved the definitive merger agreement and has resolved to recommend that ADESA's stockholders adopt the agreement. The record date for the special meeting of stockholders to approve the proposed merger is February 12, 2007, and the date of the special meeting is March 28, 2007.

Pending the satisfaction of the conditions mentioned above and others included in the merger agreement, ADESA and the acquiring private equity funds expect the acquisition of the Company to be completed in the second quarter of 2007, although there are no assurances the merger will close at that time, if at all.

Equity Compensation Plan Information

The information required herein is incorporated by reference herein from the Registrant's definitive proxy statement (filed or required to be filed pursuant to Regulation 14A) or definitive information statement (filed or to be filed pursuant to Regulation 14C) for the 2007 Annual Meeting of Stockholders to the extent such a meeting will be held and as set forth herein under the caption "Documents Incorporated by Reference".

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein from the Registrant's definitive proxy statement (filed or required to be filed pursuant to Regulation 14A) or definitive information statement (filed or to be filed pursuant to Regulation 14C) for the 2007 Annual Meeting of Stockholders to the extent and as set forth herein under the caption "Documents Incorporated by Reference".

Item 14. Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firms

The following table sets forth the aggregate fees charged to ADESA by KPMG LLP for audit services rendered in connection with the audited consolidated financial statements and reports for the 2006 fiscal year and for other services rendered during the 2006 fiscal year to ADESA and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services. The table also sets forth the aggregate fees charged to ADESA by PricewaterhouseCoopers LLP ("PwC") for audit services rendered in connection with the audited consolidated financial statements and reports for the 2005 fiscal year and for other services rendered during the 2006 and 2005 fiscal year to ADESA and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	KPMG 2006	PwC 2006		PwC 2005
Audit Fees	$1,574,500	$194,488		$2,200,499
Audit-Related Fees	—	20,000		210,681
Tax Fees	—	258,569	(1)	455,695	(2)
All Other Fees	—	1,500		1,500

Total Fees	$1,574,500	$474,557		$2,868,375

(1)
In 2006, $7,289 of the tax fees were for compliance and preparation and $251,280 of the tax fees were for state, federal and international tax consulting, advice and services.

(2)
In 2005, $254,046 of the tax fees were for compliance and preparation and $201,649 of the tax fees were for state, federal and international tax consulting, advice and services.

Audit Fees:    Consists of fees for professional services rendered for the audit of ADESA's consolidated financial statements and review of the interim condensed consolidated financial statements included in the quarterly reports and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation. Audit fees include the independent auditor's report on management's assessment and the effectiveness of internal controls over financial reporting.

Audit-Related Fees:    Consists principally of services with respect to due diligence services pertaining to potential business acquisitions, accounting consultations for significant or unusual transactions not classified as "audit services", assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities and other attestation services.

Tax Fees:    Consists of fees for professional services for tax compliance and reporting as well as tax planning and consultation. In 2006, $7,289 of the tax fees were for compliance and preparation and $251,280 of the tax fees were for state, federal and international tax consulting, advice and services. In 2005, $254,046 of the tax fees were for compliance and preparation and $201,649 of the tax fees were for state, federal and international tax consulting, advice and services.

All Other Fees:    Consists of fees for all other services other than those reported above. In 2006 and 2005, these services consisted of a license fee for the use of PwC's accounting research software.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

ADESA's independent auditor fee pre-approval policy provides for an annual process through which the audit committee evaluates the nature and scope of the audit prior to the commencement of the audit. At the same time, the committee evaluates audit-related, tax and other services that are proposed, along with the anticipated cost of such services. The committee reviews schedules of specific services to be provided.

If other services are described outside of this annual process, under the policy they may be pre-approved by the committee at a regularly scheduled meeting or by the chair, acting between meetings and reporting back to the committee at the next scheduled meeting.

ADESA's audit committee was established in May 2004. Subsequent to May 2004, all audit, tax and other services performed by ADESA's independent registered public accounting firm were approved by the committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  (a)
  The following documents have been filed as part of this report or, where noted, incorporated by reference:

  1)
  Financial Statements
  The consolidated financial statements of ADESA, Inc. and its consolidated subsidiaries are filed as part of this report under Item 8.

  2)
  Financial Statement Schedules
  The following consolidated financial statement schedule is required to be filed by Item 8 of this form:

    Schedule II Valuation and Qualifying Accounts
     (In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	(1) Deductions	Balance at End of Period
Year Ended December 31, 2004
Allowance for doubtful accounts	$7.0	$3.0	$(2.5)	$7.5
Allowance for credit losses	4.6	1.2	(1.9)	3.9
Accrual for estimated losses on receivables sold	6.9	(1.7)	—	5.2

Totals	$18.5	$2.5	$(4.4)	$16.6

Year Ended December 31, 2005
Allowance for doubtful accounts	$7.5	$1.2	$(4.8)	$3.9
Allowance for credit losses	3.9	—	(1.5)	2.4
Accrual for estimated losses on receivables sold	5.2	(2.3)	—	2.9

Totals	$16.6	$(1.1)	$(6.3)	$9.2

Year Ended December 31, 2006
Allowance for doubtful accounts	$3.9	$2.5	$(1.5)	$4.9
Allowance for credit losses	2.4	0.3	(0.7)	2.0
Accrual for estimated losses on receivables sold	2.9	1.0	–	3.9

Totals	$9.2	$3.8	$(2.2)	$10.8

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on February 28, 2007, on its behalf by the undersigned, thereto duly authorized.

ADESA, Inc.
By:	/s/ David G. Gartzke David G. Gartzke, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2007, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ David G. Gartzke David G. Gartzke	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Timothy C. Clayton Timothy C. Clayton	Chief Financial Officer (Principal Financial Officer)
/s/ Scott A. Anderson Scott A. Anderson	Controller (Principal Accounting Officer)
/s/ Wynn V. Bussmann Wynn V. Bussmann	Director
/s/ Thomas L. Cunningham Thomas L. Cunningham	Director
/s/ Dennis O. Green Dennis O. Green	Director
/s/ Angel Rodolfo Sales Angel Rodolfo Sales	Director
/s/ Nick Smith Nick Smith	Director
/s/ Donald C. Wegmiller Donald C. Wegmiller	Director
/s/ Deborah L. Weinstein Deborah L. Weinstein	Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 22, 2006, by and among ADESA, Inc., KAR Holdings II, LLC, KAR Holdings, Inc., and KAR Acquisition, Inc.	8-K	001-32198	2.1	12/22/06
3.1	Certificate of Amendment of Restated Certificate of Incorporation of ADESA, Inc. dated May 22, 2006.	8-K	001-32198	3.1	5/25/06
3.2	Amended and Restated By-Laws of ADESA, Inc.	8-K	001-32198	3.2	5/25/06
3.3	Certificate of Merger of ADESA Corporation with and into ADESA, Inc., dated May 24, 2004.	S-1	333-113499	3.3	5/26/04
4.1	Specimen Certificate of Common Stock.	S-1	333-113499	4.1	5/26/04
4.2	Indenture, dated June 21, 2004 between ADESA, Inc. and LaSalle Bank National Association, as trustee.	10-Q	001-32198	4.2	8/6/04
4.3	Form of Senior Subordinated Note (included in Exhibit 4.2).	10-Q	001-32198	4.2	8/6/04
10.1	Master Separation Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.	10-Q	001-32198	10.1	8/6/04
10.2	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.	10-Q	001-32198	10.2	8/6/04
10.3	Joint Aircraft Ownership and Management Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004.	10-Q	001-32198	10.3	8/6/04
10.4	Employee and Director Matters Agreement between ALLETE, Inc. and ADESA, Inc., dated June 15, 2004.*	10-Q	001-32198	10.4	8/6/04
10.5	ADESA, Inc. 2004 Equity and Incentive Plan.*	S-1	333-113499	10.14	5/26/04
10.6	ADESA, Inc. Director Compensation Plan.*	S-1	333-113499	10.15	5/26/04
10.7	Amended and Restated ADESA, Inc. Director Compensation Deferral Plan.*	8-K	001-32198	10.10	12/22/06
10.8	ADESA, Inc. Employee Stock Purchase Plan.	10-K	001-32198	10.18	3/29/05
10.9	ADESA, Inc. 2005 Supplemental Executive Retirement Plan.*	S-8	001-32198	4.1	5/19/05
10.10	Amendment to the 2005 Supplemental Executive Retirement Plan.*	8-K	001-32198	10.9	12/22/06
10.11	Supplementary Retirement Plan for Designated Employees of ADESA Canada Inc. and its subsidiary and associated companies.*	10-Q	001-32198	10.24	8/6/04
10.12	Retention and Severance Agreement by and between ADESA Corporation and Cameron C. Hitchcock, dated January 5, 2004.*	S-1	333-113499	10.9	3/11/04
10.13	Amendment No. 1 to Retention and Severance Agreement by and between ADESA, Inc. and Cameron C. Hitchcock, dated June 19, 2006.*	10-Q	001-32198	10.4	5/10/06

10.14	Retention and Severance Agreement by and between ADESA, Inc. and George J. Lawrence, dated September 7, 2004.*	10-K	001-32198	10.26	3/16/06
10.15	Severance Agreement by and between ADESA, Inc. and Angel R. Sales, dated May 1, 2006.*	8-K	001-32198	10.1	5/4/06
10.16	Engagement Letter dated June 19, 2006, between ADESA, Inc. and Emerging Capital.*	8-K	001-32198	10.1	6/19/06
10.17	Amendment to Engagement Letter, dated as of October 20, 2006, between ADESA, Inc. and Emerging Capital.*	8-K	001-32198	10.1	10/26/06
10.18	Amended and Restated Purchase and Sale Agreement dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation.	10-K	001-32198	10.24	3/29/05
10.19	Amendment No.1 to Amended and Restated Purchase and Sale Agreement between AFC Funding Corporation and Automotive Finance Corporation, dated June 15, 2004.	10-Q	001-32198	10.7	8/6/04
10.20	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement between AFC Funding Corporation and Automotive Finance Corporation, dated January 18, 2007.					X
10.21	Second Amended and Restated Receivables Purchase Agreement, dated June 15, 2004 among AFC Funding Corporation as Seller, Automotive Finance Corporation as Servicer, Fairway Finance Company, LLC and such other entities from time to time as may become Purchasers thereunder, BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), as the Initial Agent and as Purchaser Agent for Fairway Finance Company, LLC and XL Capital Assurance Inc., as Insurer.**	10-Q	001-32198	10.6	8/6/04
10.22	Amendment No. 1 to the Second Amended and Restated Receivables Purchase Agreement between AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), and XL Capital Assurance Inc., dated October 4, 2004.	8-K	001-32198	99.1	10/14/04
10.23	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.) and XL Capital Assurance Inc., dated July 8, 2005.**	10-Q	001-32198	10.34	11/9/05

10.24	Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), dated November 16, 2005.**					X
10.25	Amendment No. 4 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), dated February 1, 2006.					X
10.26	Amendment No. 5 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), dated March 20, 2006.					X
10.27	Amendment No. 6 to that certain Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, an ultimate subsidiary of ADESA, Inc., Automotive Finance Corporation, an ultimate subsidiary of ADESA, Fairway Finance Company, LLC, and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.)**	10-Q	001-32198	10.37	5/10/06
10.28	Amendment No. 7 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Gresham Receivables (No. 8) Limited, Lloyds TSB Bank PLC, and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), dated July 28, 2006.	10-Q	001-32198	10.5	8/9/06
10.29	Amendment No. 8 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Gresham Receivables (No. 8) Limited, Lloyds TSB Bank PLC, and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), dated September 22, 2006.**	10-Q	001-32198	10.6	8/9/06

10.30	Amendment No. 9 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Gresham Receivables (No. 8) Limited, Lloyds TSB Bank PLC, and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), dated January 18, 2007.**					X
10.31	Amendment No. 10 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Gresham Receivables (No. 8) Limited, Lloyds TSB Bank PLC, and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), dated February 12, 2007.					X
10.32	Trust Indenture between Development Authority of Fulton County and Sun Trust Bank, as Trustee, dated as of December 1, 2002.	S-1	333-113499	10.9	3/11/04
10.33	Bond Purchase Agreement, dated December 1, 2002, for the Development Authority of Fulton County Taxable Economic Development Revenue Bonds (ADESA Atlanta, LLC Project) Series 2002.	S-1	333-113499	10.9	3/11/04
10.34	Lease Agreement between Development Authority of Fulton County and ADESA Atlanta, LLC, dated as of December 1, 2002.	S-1	333-113499	10.10	3/11/04
10.35	Amended and Restated Credit Agreement, dated as of July 25, 2005, by and among ADESA, Inc., the guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A., as Documentation Agents, Harris, N.A. and SunTrust Bank, as Syndication Agents, U.S. Bank National Association and LaSalle Bank National Association, as Managing Agents, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Collateral Agent.	8-K	001-32198	99.1	7/29/05
10.36	Amended and Restated Pledge Agreement, dated as of July 25, 2005, by and among ADESA, Inc., the guarantors party thereto and Bank of America, N.A.	8-K	001-32198	99.2	7/29/05
10.37	Amendment No. 1 to the Amended and Restated Credit Agreement entered into by and among ADESA, Inc., certain subsidiaries of ADESA, Inc. as guarantors, the lenders, Bank of America, N.A., the Swing Line Lender and the L/C Issuer dated October 10, 2006.	10-Q	001-32198	10.7	8/9/06

10.38	Limited Guarantee, dated as of December 22, 2006, entered into by ADESA, Inc. with GS Capital Partners VI, L.P. (together with GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore, L.P. and GS Capital Partners VI GmbH & Co. KG).	8-K	001-32198	10.1	12/22/06
10.39	Limited Guarantee, dated as of December 22, 2006, entered into by ADESA, Inc. with Kelso Investment Associates VII, L.P. (together with Insurance Auto Auctions, Inc.).	8-K	001-32198	10.2	12/22/06
10.40	Limited Guarantee, dated as of December 22, 2006, entered into by ADESA, Inc. with Parthenon Investors II, L.P. (together with Insurance Auto Auctions, Inc.).	8-K	001-32198	10.3	12/22/06
10.41	Limited Guarantee dated as of December 22, 2006, entered into by ADESA, Inc. with ValueAct Capital Master Fund, L.P.	8-K	001-32198	10.4	12/22/06
10.42	Form of Indemnification Agreement for certain officers and directors of the Company.*	8-K	001-32198	10.5	12/22/06
10.43	Form of Change in Control Agreement for Scott A. Anderson, Brenda J. Flayton, David G. Gartzke, Cameron C. Hitchcock, Paul J. Lips, Jonathan L. Peisner, Curt L. Phillips, Charles R. Tapp and Bradley A. Todd.*	8-K	001-32198	10.6	12/22/06
10.44	Form of Change in Control Agreement for A. R. Sales, Ron Beaver and George J. Lawrence.*	8-K	001-32198	10.7	12/22/06
10.45	Transaction Bonus Agreement, dated as of December 21, 2006, between Timothy C. Clayton and ADESA, Inc.*	8-K	001-32198	10.8	12/22/06
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm (KPMG).					X
23.2	Consent of Independent Registered Public Accounting Firm (PwC).					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of David G. Gartzke.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Timothy C. Clayton.					X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of David G. Gartzke.					X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Timothy C. Clayton.					X
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
Comparison of Cumulative Total Return
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
Index to Financial Statements
Management's Report to Stockholders
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
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
  Item 9b. Other Information
  PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
  PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX