Form 10-K/A
period 2006-12-31
ADESA INC
filed 2007-04-20
CIK 1281949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (800) 923-3725

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein , and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $1,999,058,657 at June 30, 2006.

As of April 11, 2007, the registrant had 90,774,709 shares of common stock outstanding.

TABLE OF CONTENTS

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence

PART IV

Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES

EXHIBIT INDEX

EXPLANATORY NOTE

ADESA, Inc. (“ADESA,” the “company,” “we,” “us,” and “our”), is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2006 (the “Form 10-K/A Report”) to amend our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Filing”) that was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2006.  This Form 10-K/A is being filed to include responses to certain items required by Part III, which were originally expected to be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with the 2007 annual meeting of stockholders, to the extent that such a meeting would have been held.  Except as set forth in this Form 10-K/A Report, no changes have been made to the Original Filing, and this Form 10-K/A Report does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A Report does not reflect events that occurred after the Original Filing.

PENDING MERGER OF ADESA, INC.

On December 22, 2006, we entered into a definitive merger agreement to be acquired by a group of private equity funds consisting of affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital.  Effective upon the merger, Insurance Auto Auctions, Inc., a leading provider of automotive salvage auction and claims processing services in the United States, will be combined with ADESA.  At the effective time of the merger, each share of outstanding common stock of the company will be converted into the right to receive $27.85 in cash, without interest.  The transaction has been approved by our stockholders, but is still subject to the satisfaction of certain remaining closing conditions as set forth in the merger agreement.  Pending the satisfaction of the remaining closing conditions set forth in the merger agreement, ADESA and the acquiring private equity firms expect the acquisition of the company to be completed by the end of April, 2007, although there are no assurances the merger will close at that time, if at all.

Information contained in this Form 10-K/A Report, especially forward looking information, should be read in light of the proposed merger.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD STRUCTURE AND CORPORATE GOVERNANCE

Board Structure and Committees

The Board of Directors is divided into three classes serving staggered terms until 2009 when the entire Board will be elected annually.  The Board has eight directors and the following three committees:

•              audit;

•              executive compensation; and

•              corporate governance and nominating.

The membership and the function of each committee are described below.  During 2006, the Board held 17 meetings and the audit, executive compensation and corporate governance and nominating committees held thirteen, five and four meetings, respectively.  Each director attended at least 75% of the aggregate number of Board and applicable committee meetings.  It is the Board’s policy that directors are expected to attend ADESA’s annual meeting of stockholders.  All of the directors attended the 2006 annual meeting of stockholders.

Audit Committee.  The audit committee assists the Board with the oversight of: the integrity of ADESA’s financial statements and internal controls; ADESA’s compliance with legal and regulatory requirements; the independent registered public accounting firm’s (“independent auditors”) qualifications and independence; and the performance of ADESA’s internal audit function and the independent auditors.  More specifically, under its current charter, the audit committee, among other things:

•                                          is solely responsible for the appointment, compensation and oversight of the work of ADESA’s independent auditors;

•                                          pre-approves all audit and non-audit services to be performed by the independent auditors;

•                                          engages in dialogue with the independent auditors with respect to relationships or services that may impact the objectivity and independence of the independent auditors;

•                                          reviews and discusses with management and the independent auditors ADESA’s annual and quarterly financial statements;

•                                          reviews, with management, the independent auditors and the senior internal audit executive, the adequacy and effectiveness of, and any significant changes in, ADESA’s internal controls, the accounting policies, procedures or practices of ADESA; and

•                                          reviews the status of compliance with laws, regulations and internal procedures, contingent liabilities and risks that may be material to ADESA.

The responsibilities and activities of the audit committee are described in greater detail in the audit committee charter which can be found in the “Investor Relations” section of ADESA’s web page at www.adesainc.com.

The audit committee consists of Dennis O. Green (chairperson), Wynn V. Bussmann and Thomas L. Cunningham.  The Board has determined that each of the members of the audit committee is “independent” within the meaning of the applicable listing standards of the New York Stock Exchange (the “NYSE”).  The Board has determined that Mr. Green is an “audit committee financial expert” and “independent” as defined under the applicable rules of the NYSE and the SEC.

Executive Compensation Committee.  The executive compensation committee establishes ADESA’s philosophy and policies regarding executive and director compensation; oversees the administration of ADESA’s director and executive compensation programs; and reviews the compensation of directors, executive officers and senior management.  More specifically, under its current charter, the executive compensation committee, among other things:

•                                          based on the performance evaluation conducted by the corporate governance and nominating committee, sets the compensation level of our Chief Executive Officer (“CEO”), sets performance goals and approves awards for the CEO under incentive compensation plans;

•                                          reviews and approves the individual elements of total compensation for our executive officers, other than the CEO, and reviews and approves revisions to ADESA’s executive and senior management salary range structure and annual salary increase guidelines; and

•                                          makes recommendations to the Board with respect to our equity and incentive plan, employee stock purchase plan and other similar plans.

The responsibilities and activities of the executive compensation committee are described in greater detail in the section entitled “Compensation Discussion and Analysis.”

The executive compensation committee consists of Donald C. Wegmiller (chairperson), Wynn V. Bussmann, Thomas L. Cunningham, Nick Smith and Deborah L. Weinstein.  The Board has determined that each of the members of the executive compensation committee is “independent” within the meaning of the applicable listing standards of the NYSE.

Corporate Governance and Nominating Committee.  Under its current charter, the corporate governance and nominating committee, among other things:

•                                          develops and recommends to the Board a set of corporate governance principles applicable to ADESA;

•                                          provides recommendations to the Board with respect to:

•                                          Board organization, membership and function;

•                                          committee structure and membership;

•                                          succession planning for the executive management of ADESA; and

•                                          oversees the evaluation of the Board and ADESA’s executive officers, including the CEO.

In addition, the corporate governance and nominating committee, in consultation with the Chairman of the Board, is responsible for identifying, screening, personally interviewing and recommending candidates to the entire Board.  The Board, as a whole, is responsible for nominating individuals for election to the Board and for filling vacancies on the Board that may occur between annual meetings of the stockholders.  In nominating candidates, the Board takes into consideration such factors as it deems appropriate.  These factors may include integrity, achievements, judgment, intelligence, personal character, the interplay of the candidate’s relevant experience with the experience of other Board members, the willingness of the candidate to devote adequate time to Board duties and likelihood that he or she will be willing and able to serve on the Board for a sustained period.  In connection with the selection of nominees for director, due consideration will be given to the Board’s overall balance of diversity of perspectives, backgrounds and experiences.  It is the Board’s policy that any potential nominee must be interviewed by a majority of the members of the corporate governance and nominating committee.  The corporate governance and nominating committee will consider any suggestions offered by management, other directors or any stockholder with respect to potential directors.

The corporate governance and nominating committee will consider candidates recommended for nomination by stockholders, provided that the recommendations are made in accordance with the procedures set forth in our charter documents and the rules and regulations of the SEC.  Candidates recommended for nomination by stockholders that comply with these procedures will receive the same consideration as other candidates recommended by the committee.  In addition, the corporate governance and nominating committee engages a third party search firm, Spencer Stuart, to identify and assist the committee on an ongoing basis in identifying, evaluating and conducting due diligence on potential director nominees.

The corporate governance and nominating committee consists of Deborah L. Weinstein (chairperson), Dennis O. Green and Nick Smith.  The Board has determined that each of the members of the corporate governance and nominating committee is “independent” within the meaning of the applicable listing standards of the NYSE.

Corporate Governance

Corporate Governance Guidelines, Committee Charter and Codes of Ethics.  ADESA has had corporate governance guidelines in place since ADESA’s completion of its initial public offering in June 2004.  ADESA has reviewed internally and with the Board the rules of the SEC and the NYSE’s corporate governance listing standards regarding corporate governance policies and processes.  ADESA also has adopted charters for its audit committee, executive compensation committee and corporate governance and nominating committee consistent with the applicable rules and standards.  You can access ADESA’s corporate governance guidelines, committee charters, code of business conduct and ethics and financial code of ethics that applies to ADESA’s senior financial officers (and any amendments to, or waivers of, the codes of ethics) in the “Investor Relations” section of ADESA’s web page at www.adesainc.com.  These documents also are available in print to any stockholder requesting a copy by writing to ADESA, Inc., 13085 Hamilton Crossing Blvd., Carmel, Indiana 46032, Attention: Corporate Secretary.

Executive Sessions of the Board.  At regularly scheduled Board meetings, the Board generally conducts executive sessions of the Board, which are discussions that involve only the non-management directors.  ADESA’s corporate governance guidelines state that the executive sessions of the Board will be chaired by either the Chairman of the Board (if he or she is an independent director) or by the independent lead director (if the chairman is not an independent director).  Because ADESA’s Chairman of the Board is not an independent director, ADESA’s lead independent director, Deborah L. Weinstein, chairs the executive sessions of the Board.

Communications with Directors.  Stockholders and other interested parties may contact any member (or all members) of the Board by mail.  To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title.  All such correspondence should be sent to ADESA, Inc., 13085 Hamilton Crossing Blvd., Carmel, Indiana 46032, Attention: Corporate Secretary.

All communications received as set forth in the preceding paragraph will be opened by the office of the corporate secretary for the sole purpose of determining whether the contents represent a message to ADESA’s directors.  Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the addressee.  In the case of communications to the Board or any group or committee of directors, the corporate secretary’s office will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope or e-mail is addressed.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of ADESA common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC and the NYSE.  Based solely on a review of such reports and written representations from the directors and executive officers, we believe that all such filing requirements were met during 2006, except for Messrs. Wegmiller (option exercise) and Sales (stock grant as part of director compensation) who each filed a late Form 4.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program for our executive officers.  In particular, this section focuses on our 2006 compensation program and related decisions.  Currently, ADESA has 12 executive officers:

Named Executive Officers	Title	Other Executive Officers	Title
David G. Gartzke	Chairman of the Board and Chief Executive Officer	Brenda J. Flayton	Executive Vice President and Chief Administrative Officer
A. R. Sales	President and Chief Operating Officer	Ronald Beaver	Executive Vice President and Chief Information Officer
Timothy C. Clayton	Interim Chief Financial Officer	Charles R Tapp	Executive Vice President —Sales and Marketing
Bradley A. Todd	Executive Vice President and President of Auction Services Group	Curtis L. Phillips	Vice President — Corporate Development
Cameron C. Hitchcock	Executive Vice President and President of Dealer Services Group	Scott A. Anderson	Vice President and Controller
George J. Lawrence	Executive Vice President, General Counsel and Corporate Secretary	Jonathan L. Peisner	Treasurer

These executives have the broadest job responsibilities and policy-making authority in the company.  Details of compensation for our named executive officers, Messrs. Gartzke, Sales, Clayton, Todd, Hitchcock and Lawrence, can be found in the compensation tables beginning on page 20.

Compensation Philosophy and Objectives

The executive compensation committee (the “Committee”) is committed to delivering a compensation program which is competitive in attracting and retaining key executive talent in the vehicle remarketing and auto finance industry.  The following compensation objectives shape our compensation program for our executive officers:

•                  Motivate.  Motivate and focus through incentive compensation programs directly tied to our financial results and the market performance of our common stock.

•                  Support One-Company Culture.  Support a one-company culture and encourage synergies between all business units by aligning rewards with long-term overall company performance and stockholder value.

•                  Mix of Variable Pay.  Provide a significant percentage of total compensation through variable pay based on pre-established goals and objectives.

•                  Attract and Retain.  Design competitive total compensation programs to enhance our ability to attract and retain skilled and experienced executive officers.

•                  Alignment with Stockholders.  Align executives with stockholders and manage from the perspective of owners with an equity stake in ADESA.

•                  Compete.  Provide competitive rewards commensurate with performance and competitive market practices.

Implementing our Philosophy and Objectives

The Committee has established the following processes to assist it in implementing our compensation philosophy and objectives:

•                  Compensation Benchmarking.  We believe that compensation should reflect the value of the job in the marketplace.  Because no other publicly traded company has a similar mix of businesses, the Committee annually reviews (solely in connection with the compensation of our named executive officers) the compensation of a group of companies with a similar operating profile and of a similar size and complexity (i.e., auto retailing, auto financing services, logistics, salvage/auto services, trucking and OEMs).  In 2006, ADESA’s peer group consisted of the following companies:

Airnet Systems, Inc.	EGL Inc.
American Axle & Manufacturing Holdings Inc.	Keystone Automotive Industries, Inc.
Americredit Corp.	O’Reilly Automotive Inc.
Asbury Automotive Group Inc.	Ritchie Bros. Auctioneers Incorporated
CarMax Inc.	Superior Industries International Inc.
CNF Inc.	Werner Enterprises Inc.
Copart, Inc.	WFS Financial Inc.
Credit Acceptance Corporation

The Committee approved ADESA’s peer group as developed by internal human resources staff and had it evaluated by the Committee’s third party consulting firm, Mercer Human Resource Consulting (“Mercer”).  In addition to the peer group data, ADESA also reviews and incorporates compensation market data into our executive compensation benchmarking to ensure that ADESA’s compensation programs are competitive.  The market compensation data comes from several executive compensation surveys published by nationally-known consulting firms.  In connection with the Committee’s review of the compensation of our executive officers (other than our named executive officers) and newly-hired named executive officers, the Committee benchmarks the individual’s compensation against relevant industry and market compensation.

Since our initial public offering in 2004, with the guidance of the Committee, we have sought to more closely align our executive compensation program with that of our peer group.  Overall, our philosophy is to structure the elements of our compensation program between the 50th and the 75th percentile of the peer group in order to provide a competitive compensation package and to attract and retain skilled and experienced executive officers.  However, we strongly believe in engaging the best talent in critical functions, and this may entail negotiations with individual executives who have significant retention packages in place with other employers.  In order to recruit these individuals and make them “whole” for the compensation that they would forfeit by terminating their previous employment, we, with the guidance of the Committee, as appropriate, may decide that it is in the best interest of ADESA to negotiate compensation packages that deviate from the general principle of targeting the 50th to the75th percentile.  Similarly, we, with the guidance of the Committee, may determine that it is necessary to make compensation decisions outside of the normal cycles to individuals to address (i) job changes related to shifts in the company’s strategic priorities; (ii) strategic investment in individuals deemed critical to our leadership succession plans; and (iii) retention of critical talent.  Therefore, for some of our executive officers, the individual compensation elements are above the target range of the 50th to the 75th percentile.

•                  Emphasis on Long-Term Incentive Compensation and Alignment.  The total compensation package for our executive officers places more emphasis on long-term incentive compensation so that they realize value based on the long-term, sustained performance of the company.  The long-term incentive opportunity uses different payout vehicles based on the level of the executive officer, however all participants have a component of performance-granted restricted stock units measured on the basis of income from continuing operations (“IFCO”).  The size of the performance-granted restricted stock awards is determined based on the employee’s level in the organization.  All long-term incentive awards are designed to encourage ownership, facilitate retention, and to provide a meaningful link to financial performance.

•                  The Role of Executive Officers in Determining Executive Compensation.  The Committee makes compensation decisions for all of our executive officers.  Our CEO, together with our Chief Administrative Officer and the Executive Compensation group in our Human Resources department, provides recommendations to the Committee regarding compensation actions relating to our executive officers, other than the CEO.  During Committee meetings at which compensation actions involving our executive officers, other than our CEO, are discussed, Mr. Gartzke takes an active part in the discussions.  Mercer also is available at such meetings and also meets with the Committee in executive session without the presence of management.  The Chief Administrative Officer and Executive Compensation group prepare recommendations regarding CEO compensation for the Committee.  During Committee meetings at which compensation actions involving Mr. Gartzke are discussed, Mr. Gartzke recuses himself by excusing himself from such discussions.

•                  Role of Compensation Consultant.  Mercer was first retained by the Committee prior to the spin-off from ALLETE, Inc. in 2004.  Mercer assists the Committee by providing comparative market data on compensation practices and programs, guidance on industry best practices and design alternatives in delivering an effective total compensation program to executive officers.  Mercer is consulted by the Committee to provide additional assurance that the company’s programs are reasonable and competitive.

•                  Use of Tally Sheets.  For the past two years, the Committee has used a tally sheet of all compensation and potential payouts when making executive compensation decisions. Using this tool, the Committee reviews all components of each executive officer’s compensation, including:

•                  Base salary;

•                  Annual cash incentive compensation;

•                  Long-term equity-based incentive compensation;

•                  The dollar value to the executive officer and cost to ADESA of all perquisites and other personal benefits;

•                  The projected payout obligations under ADESA’s supplemental executive retirement plan and Section 401(k) plan; and

•                  Several potential termination scenarios.

In 2006, the Committee reviewed at a regularly scheduled Committee meeting, a tally sheet containing all the above components and the associated dollar amounts in order to determine the 2006 salaries and bonus opportunities for our executive officers.

•                  Equity Grant Practices.  Our executive officers have not been granted stock options since our initial public offering, other than Messrs. Sales, Beaver and Peisner who were not employed by ADESA at or around the time of our initial public offering.  Generally, the exercise price of each stock option awarded under our long-term incentive program is the average of the high and low stock price of ADESA common stock on the date of grant, which is two or three days following the release of our year-end earnings.  Restricted stock units are also granted in this manner.  Newly-hired executive officers receive their equity awards on their initial date of hire.  Because the exercise price is determined by averaging the high and low stock price on the date of grant, under certain limited circumstances, the Committee may grant options to an executive officer at an exercise price less than the closing market price of our common stock on the grant date.  In 2006, upon joining the company as our President and Chief Operating Officer, the Committee awarded options to purchase 50,000 shares of our common stock to Mr. Sales with an exercise price ($25.32) which was less than the closing market price of our common stock on the date of the grant ($25.60).

Elements Used to Achieve Compensation Philosophy and Objectives

Components of Executive Compensation for 2006.  The Committee believes the total compensation and benefits program for our executive officers should consist of the following:

•                  base salary;

•                  annual incentive opportunity — namely, the annual incentive program;

•                  long-term incentive opportunity — namely, the long-term incentive program;

•                  retirement, health and welfare benefits; and

•                  perquisites.

Base Salary.  Base salary is the fixed component of total annual cash compensation.  Consistent with our compensation philosophy, base salaries generally represent a smaller percentage of total compensation with a majority of total compensation coming from variable incentive compensation tied to company performance.  The Committee annually reviews base salaries for our executive officers and at other times in connection with any promotion or other change in responsibility.  The Committee reviews proposed base salary increases for executive officers at its April meeting, with the increases generally taking effect on June 1st after the annual meeting of stockholders.

Salaried positions are each assigned a pay grade which has a corresponding salary range associated with the grade.  When assigning a pay grade for an executive officer position, the salary range is reviewed against market data from several survey sources based upon the position and level of responsibility.  The midpoint of the range generally approximates the median salary of the market data for an equivalent position in the market.  The Committee reviews the salary grades for our executive officers annually at the Committee’s meeting scheduled in April and makes adjustments to these grades as deemed necessary or appropriate to maintain competitiveness.

Annual salary increases are based on the overall annual salary budget guidelines for the company. Salary levels for our executive officers are set within the salary range based upon various factors, including the individual’s performance, budget guidelines, peer group review, experience and tenure in the particular position.  As part of the annual budget process, the overall salary structure is reviewed to ensure that it remains competitive within the market.  The base salaries paid to our named executive officers for 2006 are shown in the Summary Compensation Table on page 20.

Annual Incentive Program.  We provide annual incentive opportunities to our executive officers under the omnibus incentive plan — the ADESA, Inc. 2004 Equity and Incentive Plan (the “Incentive Plan”).  We establish specific measures of company performance — income from continuing operations (“IFCO”) or earnings before interest, taxes, depreciation and amortization (“EBITDA”) — for a particular fiscal year pursuant to annual incentive program. Annual cash incentives reward participants for the achievement of annual financial results that we believe to positively impact total stockholder return.  The Committee’s goal is to provide an annual incentive program that meets the following criteria:

•                  aligns annual incentives with overall company financial results;

•                  where appropriate, aligns annual incentives with business unit or division financial results; and

•                  aligns annual incentives with the stockholder experience.

Annual incentive opportunities are established using job responsibilities, internal equity and market compensation data.  The Committee’s objectives are to set annual incentive bonus targets such that base salary plus the value of annual incentives is within the broad middle range of peer group companies and based on company performance. Consistent with our compensation philosophy, individuals with greater job responsibilities have a greater proportion of their total annual cash compensation tied to company performance through their annual incentive opportunity.

The Committee uses two measures of company performance in designing incentives for our executive officers:  IFCO and EBITDA.  Using these two measures, the Committee establishes specific targets that determine the size of payouts under the company’s incentive plan.

Threshold performance objectives must be met in order for any payout to occur. Payouts can range from 50% of target awards for performance at threshold to a maximum of 250% of target awards for superior performance or no payout if performance is below threshold.  The Committee spends significant time analyzing financial measures and determining the level of performance required to receive threshold, target and superior annual incentive payouts.  The Committee has discretion to reduce or eliminate individual payouts for noncompliance with company controls and/or policies or underperformance.  The Committee and the CEO have the discretion to reduce our executive officers’ awards by up to 25% of the award based on the assessment of each executive officer’s achievement of specific strategic goals.  None of our named executive officers received a reduction in 2006.

For 2006, annual incentive awards to our executive officers were based on an assessment of IFCO at a consolidated level and, for executive officers with business unit responsibilities, EBITDA at the business unit level.  Other eligible participants receive payouts based on 100% of the consolidated goal or a combination of consolidated, business unit, region and individual site goals, as appropriate.  Every eligible participant has a component of at least 25% tied to consolidated performance to encourage a team-based approach and cultivate alignment with total stockholder returns.

The following table shows the 2006 annual incentive opportunities at target for our named executive officers:

			Bonus Goal Weighting
Name	Pro-ration	Target (% of Base Salary)	IFCO OF ADESA	EBITDA OF AFC
David G. Gartzke		75%	100%	NA
Timothy C. Clayton	7/12	50%	100%	NA
A. R. Sales	8/12	65%	100%	NA
Bradley A. Todd		50%	100%	NA
Cameron C. Hitchcock	7/12	50%	75%	25%
	5/12	50%	100%	NA
George J. Lawrence		45%	100%	NA

The Committee set the following target level for the 2006 annual incentive program:  IFCO of $138,386,000, subject to its discretion to pay amounts for individual performance and to make adjustments.  The established financial measures are subject to adjustment by the Committee for certain non-operating, non-recurring or extraordinary transactions throughout the year, including acquisitions and divestitures.  In 2006, our actual adjusted IFCO was $134,159,000.  Accordingly, as adjusted by the Committee, we attained 96.9 percent of our IFCO target which when interpolated, translated to a payout percentage of 65.7 percent of the target payout.  The actual payouts to our named executive officers can be found in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.”

The Committee also has the discretion to increase the amount of participants’ annual incentive awards.  In 2006, the Committee acknowledged that Mr. Clayton was hired in the capacity of an independent contractor to perform the duties of the Chief Financial Officer for ADESA on an interim basis and that the extension of the letter agreement with Mr. Clayton required additional compensation consideration.  The Committee also recognized that Mr. Clayton’s actual hours worked were substantially more than the 150-200 hours per month set forth in his letter agreement.  The Committee further wanted to recognize that Mr. Clayton’s performance was exemplary and exceeded their expectations for an interim CFO.  As a result, the Committee approved an increase in the annual incentive bonus awarded to Mr. Clayton in the amount of $50,000.  In 2006, the amount of Mr. Clayton’s aggregate annual incentive award was $127,033.

Long-Term Incentive Program.  We also provide long-term incentive opportunities to our executive officers under the omnibus Incentive Plan.  The long-term incentive opportunity is designed to promote sustained share price growth over the long term and to align executive interests with those of the stockholders.  The primary equity vehicles of the long-term incentive plan are stock options, restricted stock units and performance granted restricted stock units.  The Committee’s goal is to provide a long-term incentive plan that meets the following criteria:

•              meaningful in level and design to participants;

•              linked to stockholder value creation;

•              encourages retention;

•              encourages equity ownership; and

•              does not significantly dilute the economic interests of stockholders.

In determining the 2006 long-term incentive program under the omnibus Incentive Plan, one of the Committee’s goals was to move towards increasing the link between the company’s financial performance and long-term incentive award values.  In doing so, they carefully considered such issues as the perceived complexity of a plan tied to longer-term financial metrics, limited long-term financial information, appropriate metrics and target-setting criteria.  The Committee made significant changes to the design of the 2006 long-term incentive program including the increased use of restricted stock units, the emergence of performance granted restricted stock units as a new equity vehicle in the plan and the decreased use of stock options.

In establishing the new 2006 long-term incentive program, participants were broken down into two groups based on their location as part of the corporate or field group.  This was due to the fact that the Committee believed that, while some plan objectives were similar across the entire organization, there were some distinct differences by group.  The Committee also established different equity vehicles that would be tied to those specific objectives.  The executive officers were included in the corporate employee group.

Following is a further breakdown of the equity incentive vehicles used in the 2006 long-term incentive program.

Stock options.  Stock options were granted to the corporate group employees in 2006.  Stock options were selected as one of the plan’s equity vehicles for these employees because they are well-aligned with stock price growth objectives and they provide continuity with the current compensation program and desired upside leverage.  These options will vest ratably over three years, with one-third vesting on each anniversary.  Stock options are expected to deliver 75% of the long-term incentive value for these employees.

In 2006, the following named executive officers were not eligible to receive a stock option grant, as each of them received a front-loaded (a heavier concentration of stock option grants associated with an event such as an initial public offering) stock option grant in conjunction with our 2004 initial public offering:  Messrs. Gartzke, Todd, Hitchcock and Lawrence.  In 2006, Mr. Sales

received a performance-based stock option grant for 50,000 shares in connection with his joining ADESA.  These stock options will vest ratably over three years from the date of grant based on the success of the following performance measures: set amount of organizational effectiveness savings, implementation of a short-term and intermediate-term management succession plan, and an increase in the number of vehicles remarketed via physical and internet auctions by a set amount.

Service-based restricted stock units.  Service-based restricted stock units were granted to certain field group employees in 2006.  These awards were made primarily to encourage retention and facilitate ownership.  Restricted stock units for field level employees generally vest one-third of the total grant on each anniversary of the grant date (i.e., three-year ratable vest).  Restricted stock units are not eligible to receive dividend equivalents.  The 2006 awards ranged from 30% to 50% of an employee’s long term incentive award opportunity based on level of responsibility within the organization.

Performance-granted restricted stock units.  Performance-granted restricted stock units are awarded based on the organization’s financial performance and encourage retention, facilitate ownership, and further align executives with stockholders.  The Committee establishes target awards for each eligible participant for each plan year.  Actual awards vary as a percentage of targets based on performance under the company’s Annual Incentive Plan as described above.  Performance-granted restricted stock units are generally granted in February to reward performance during the prior year.  If performance is below threshold, as defined under the Annual Incentive Plan, no performance-granted restricted stock units are awarded to a participant.  If performance is at or above threshold, awards of performance-granted restricted stock units range from 50% of target for threshold performance up to 200% of target for maximum performance.  The Committee has discretion to reduce or eliminate individual awards for noncompliance with company controls and/or policies or underperformance.  Generally, these performance-granted restricted stock units vest ratably over three years from the date of grant although the organization has at times made performance-granted restricted stock awards that vest 100% after three years (“three-year cliff vest”).  Performance-granted restricted stock units are not eligible to receive dividend equivalents.

The corporate group employees, including the executive officers and field group employees, received grants of performance-granted restricted stock units in February 2007 based on performance for the 2006 plan year under the annual incentive program.  This was the first grant of performance-granted restricted stock for the company’s executive officers.  For the executive officers, once the awards are granted, the performance-granted restricted stock units vest ratably over three years.  Generally, performance-based restricted stock units deliver between 25% and 70% of the long-term value for a recipient in a given year.

For our executive officers, performance-granted restricted stock units represent 25% of the long-term incentive opportunity on an annual basis.  For the award made in February 2007 based on 2006 performance, this portion of the executive officer’s long-term incentive opportunity replaces the prior program by which the executive officers received a service-based restricted stock award equal in value to 25% of the cash bonus paid under the annual incentive program for the preceding year.  The Committee modified the program in 2006 to better align executive officers with other members of management and to strengthen the pay for performance relationship.

In 2006, Mr. Sales received a grant of 5,000 performance-granted restricted stock units in connection with his initial employment.  These performance granted stock units will cliff vest in three years dependent on the success of the same previously listed performance measures used for his performance granted stock options.

The following table shows the 2006 long-term incentive opportunities at target for our named executive officers:

Name	Target (% of Base Salary)	Amount of Bonus Granted in Stock Options	% of Target (Base Salary) for 2006 Plan Year Granted in Performance-based RSUs
David G. Gartzke	170%	0	42.5%
A. R. Sales	—	—	—
Timothy C. Clayton	—	—	—
Cameron C. Hitchcock	100%	0	25%
Bradley A. Todd	100%	0	25%
George J. Lawrence	85%	0	21.25%

Retirement, Health, and Welfare Benefits.  We offer a variety of health and welfare and retirement programs to all eligible employees, including our executive officers.  The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, dental, vision, pharmacy, life insurance, disability and accidental death and disability.  Coverage under the life and accidental death and disability programs offer benefit amounts specific to executive officers.  Annual physical expenses that exceed medical insurance reimbursements may be paid from an executive officer’s perquisite allowance, as described further below.

ADESA has established a supplemental executive retirement plan (“SERP”) in the U.S. and Canada to provide a retirement benefit to certain executives and employees, including our executive officers.  The SERPs utilize a competitive retirement replacement ratio to those offered by other companies with which ADESA competes for executive talent.  ADESA does not offer any other type of pension plan to its executive officers and both of the SERPs allow ADESA to competitively recruit for executive talent.  The U.S. SERP also provides executive officers and employees who participate in such SERP and whose salaries exceed the salary limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”) (the “IRS Statutory Compensation Limit”) for tax-qualified plans with additional benefits such that they receive in the aggregate the benefits they would have been entitled to receive had such limitations not been imposed.

In 2004, ALLETE, Inc. and ADESA entered into an agreement governing employee and director matters which allocates responsibility for the payment of certain employee benefits.  This agreement governs the allocation of responsibilities related to employee benefit plans provided by ALLETE prior to the spin-off by ALLETE to ADESA employees and directors and the allocation of liability relating to employees and directors of ALLETE and ADESA in connection with the initial public offering and the subsequent spin-off by ALLETE.  Under this agreement, ADESA is required to make payments to Mr. Gartzke for the make-up of benefits that otherwise would have been earned had he remained employed with ALLETE.  These payments began in 2005 and are included in the Summary Compensation Table.

Employee Gift, Stock Award, and Spot Bonus Program.  We have a program that allows for gifts, stock awards and spot bonuses to be paid to our employees, including our executive officers, for the following achievements:

•                  Performance above and beyond expectation on a specific assignment, task or goal;

•                  Contributions having a significant impact on department or corporate objectives; or

•                  Extraordinary efforts substantially beyond the normal responsibilities of the position.

Recognition of such achievements is in the form of a one-time employee gift, spot bonus or stock award.  In 2006, one of our named executive officers, Mr. Lawrence, was awarded a spot bonus in the amount of $100,000 in connection with Mr. Lawrence’s 2006 achievements that met the applicable descriptions set forth above.

Perquisites.  We offer an annual perquisite allowance for specific perquisites to our named executive officers and other executive officers.  This allowance can only be used on Committee-approved perquisites including: company automobile allowance and/or leases, club membership dues, financial/tax/estate consulting services, annual physicals and tax gross-ups used to pay tax liabilities arising from certain perquisite items other than gross-ups related to use of the company’s aircraft.  The annual perquisite allowance for the CEO is $35,000 while all other executive officers who are eligible to receive the allowance, including our named executive officers, have an annual perquisite allowance ranging from $20,000 to $30,000.  Any remaining allowance at the end of the year that is not used is forfeited and may not be carried over to the next year.  As part of the total compensation program, the Committee believes that a perquisite allowance is within industry norms, competitive, and necessary to attract and retain key executive talent.

In addition to the annual perquisite allowance, we provide private aircraft for the safe and efficient business transport of management personnel. In addition, under the ADESA, Inc. Aircraft Personal Usage Policy, our CEO and his spouse are authorized to use the airplanes owned by the company for reasonable personal use, at his discretion, up to five round trips per year.  Any use beyond those five trips is subject to the approval of our Board.  Our CEO is also allowed 24 trips, approximately two a month, on flights that would otherwise be deadheads to and from Indianapolis, Indiana or Duluth, Minnesota as a result of business use of the airplane.  The company’s planes are based in Duluth, Minnesota due to the fact that we shared ownership of the planes with our former parent company, ALLETE, Inc.

Our Aircraft Personal Usage Policy, which was approved by our Corporate Governance and Nominating Committee, sets forth the types of trips for which the associated tax liability may be reimbursed.  The policy states that the calculated value of a flight is charged to the CEO or management member for the approved trips and may or may not be grossed-up for state and federal taxes.  Flights for the CEO, including his spouse, which are purely personal in nature are not grossed-up for taxes.  If the CEO is on board a deadhead leg to or from Duluth, Minnesota and Indianapolis, Indiana (one of his 24 deadhead legs a year) which is for a business purpose flight, it will be included in income but grossed-up.  The amount grossed-up for taxes is for the CEO’s portion of imputed income only, not his spouse’s.  If an executive officer’s spouse is encouraged to attend a business meeting or industry event due to business reasons, we provide a tax gross-up to cover the income that is imputed to the executive officer for his or her spouse’s flight.

Certain executive officers are eligible to use the aircraft for personal travel within the following guidelines.  Our CEO, at his discretion, may approve personal use by executive officers or other employees, for personal reasons or family emergencies, and determine if the cost of such use is to be paid by the company or borne by the employee.  All personal use of company aircraft must be authorized by the CEO in advance.

In addition to the annual perquisite allowance, we paid for legal expenses incurred by Messrs. Gartzke and Sales in connection with their retention of separate legal counsel to advise them with respect to the review of their change in control agreements, their recusal from board deliberations in connection with the merger and the stockholder class action filed against us, our directors and the Equity Sponsors in the Delaware Court of Chancery on January 12, 2007.  We also paid for legal expenses incurred by Mr. Hitchcock in connection with his retention of separate legal counsel to advise him with respect to the amendment to his severance agreement.

Severance and Change in Control Agreements

The Committee recognizes that, from time to time, it is appropriate to enter into agreements with our executive officers to ensure that ADESA continues to retain their services and to promote stability and continuity within the company.  ADESA has entered into severance agreements with the following executive officers:  Messrs. Sales, Hitchcock, Lawrence and Beaver and Ms. Flayton.  In addition, ADESA has entered into change in control agreements with all of our executive officers other than Mr. Clayton.

If an executive officer is a party to both a severance agreement and a change in control agreement and he or she elects to receive severance payments or benefits under a severance agreement, he or she will not be entitled to receive any other severance payments or benefits under a change in control agreement.  Alternatively, if an executive officer receives any change in control payments or benefits under a change in control agreement, such executive officer will not be entitled to receive any other severance payments or benefits under a severance agreement, with the exception of Ms. Flayton, who will continue to be entitled to the retiree medical benefits described below under “Flayton Retiree Medical Benefits.”

Additionally, each of Messrs. Beaver, Lawrence and Sales have elected under their respective change in control agreements to receive a lesser amount of the lump sum cash payment provided for in their respective change in control agreements, subject to the completion of the merger, equal to one and a half times (with respect to Messrs. Beaver and Lawrence) or two times (with respect to Mr. Sales) the sum of the executive officer’s (i) base salary (the executive officer’s base salary immediately prior to the change in control); and (ii) annual target bonus (the executive officer’s annual target bonus pursuant to the annual incentive program under the Incentive Plan for the fiscal year of the change in control).  None of the change in control agreements with our executive officers other than Messrs. Beaver, Lawrence and Sales provide for such election.  A description of the severance agreements and the change in control agreements can be found in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 33.

Tax and Accounting Considerations

Deductibility of Executive Compensation.  As part of its responsibilities, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code.  For fiscal 2006, the amount of compensation in excess of $1,000,000 for any Named Executive Officer was not deductible for federal income tax purposes.

Nonqualified Deferred Compensation.  Section 409(A) of the Code imposes substantial penalties and results in the loss of any tax deferral for nonqualified deferred compensation that does not meet the requirements of that section.  The Committee has structured the elements of ADESA’s compensation program so that they are either not characterized as nonqualified deferred compensation under Section 409(A) of the Code or meet the distribution, timing and other requirements of Section 409(A) of the Code.  However, because of uncertainties as to the application and interpretations of Section 409(A) of the Code, the Committee cannot make any assurances that all elements of an executive officer’s compensation are in compliance with Section 409(A) of the Code.  A more detailed discussion of ADESA’s nonqualified deferred compensation arrangements is provided on page 28 under the heading “Nonqualified Deferred Compensation”.

Change in Control Agreements.  Section 280G of the Code (“Section 280G”) and related provisions impose substantial excise taxes on so-called “excess parachute payments” payable to certain executive officers upon a change in control and results in the loss of the compensation deduction for such payments by the executive officer’s employer.  The Committee has structured the change in control payments under ADESA’s change in control agreements with our executive officers so that there are no “gross-up” payments, meaning the aggregate value of an executive officer’s change in control payments and benefits will be cut back to below the safe harbor limit under Section 280G if the executive officer would receive more money under the cut back approach than if the executive officer had received the entire change in control payments and benefits and paid the applicable 20% excise tax under Section 280G if the safe harbor limit is exceeded.  Each executive officer is responsible for paying any federal excise tax imposed on his or her change in control payments or benefits.

Accounting for Stock-Based Compensation.  Beginning on January 1, 2006, ADESA began accounting for stock-based compensation in accordance with the requirements of FASB Statement 123(R).

Financial Restatements.  The Committee has not adopted a policy with respect to whether we will make retroactive adjustments to any cash- or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement.  The Committee believes that this issue is best addressed when the need actually arises, when all of the facts regarding the restatement are known.

COMPENSATION COMMITTEE REPORT

The Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in ADESA’s Annual Report on Form 10-K/A for 2006.  This report is provided by the following independent directors, who comprise the Committee:

Donald C. Wegmiller (chairperson)

Wynn V. Bussmann

Thomas L. Cunningham

Nick Smith

Deborah L. Weinstein

EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Committee are set forth above.  None of the members of the Committee is or has been an officer or employee of ADESA.  In addition, during the most recent fiscal year, no ADESA executive officer served on the Committee (or equivalent), or the Board, of another entity whose executive officer(s) served on the Committee.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
David G. Gartzke	2006	$639,658	—	$539,627	—	$320,288	$38,516	$593,739	$2,131,828
Chairman of the Board and
Chief Executive Officer

Timothy C. Clayton	2006	$246,025	—	—	—	$127,033	—	$16,936	$389,994
Interim Chief Financial
Officer (1)

A. R. Sales	2006	$318,836	—	$43,968	$163,244	$135,233	—	$125,195	$786,476
President and Chief
Operating Officer (1)

Bradley A. Todd	2006	$327,505	—	$173,427	—	$109,325	$17,801	$74,930	$702,988
Executive Vice President and
President of Auction
Services Group

Cameron C. Hitchcock	2006	$376,508	—	$183,469	—	$157,259	$3,497	$85,441	$806,174
Executive Vice President and
President of Dealer Services
Group (1)

George J. Lawrence	2006	$313,025	$100,000	$122,761	—	$98,392	$1,220	$61,509	$696,907
Executive Vice President
General Counsel and
Corporate Secretary

(1)         Employment.  Amounts in the Summary Compensation Table and in the accompanying footnotes reflect the following:

•  Mr. Clayton became interim Chief Financial Officer of ADESA effective June 19, 2006.  Prior to that date, Mr. Clayton provided consulting services to ADESA in various capacities.  The compensation paid to Mr. Clayton for his prior consulting services provided to ADESA in 2006 is included in the “Salary” column.

•  Mr. Sales became President and Chief Operating Officer of ADESA effective May 1, 2006.  Mr. Sales also has served as a director of ADESA since May 2004.

• Mr. Hitchcock served as Chief Financial Officer of ADESA until June 19, 2006 and became President of Dealer Services Group effective May 12, 2006.

(2)         Stock Awards and Option Awards.

•  The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R), of restricted stock units or stock options, as applicable, ignoring adjustments for forfeiture assumptions.  A discussion of the assumptions used in calculating these values may be found in Note 6 to ADESA’s 2006 audited financial statements on pages 86-89 of our Annual Report on Form 10-K.  For additional information on these awards, see the “Grants of Plan Based Awards for Fiscal 2006” table.

•  The amount listed for Mr. Sales represents (i) the prorated (based on the date Mr. Sales became President and Chief Operating Officer of ADESA) grant of shares of common stock that Mr. Sales received as director compensation in 2006; and (ii) a grant of performance-based restricted stock units and performance-based stock options that Mr. Sales received when he became President and Chief Operating Officer of ADESA effective May 1, 2006.

(3)         Non-Equity Incentive Plan Compensation.  The amounts in this column reflect the bonuses provided to our named executive officers pursuant to our 2006 annual incentive program under the Incentive Plan.

(4)         Non-qualified Deferred Compensation Earnings.  Represents above-market interest paid on compensation contributed to the fixed interest rate fund which is one of many funds in ADESA’s U.S. Supplemental Executive Retirement Plan.

(5)         All Other Compensation.  The following table describes each component of the “All Other Compensation” column in the Summary Compensation Table:

All Other Compensation

Name	Other Benefits (1)	ADESA Contributions to SERP	Life Insurance	ADESA 401(k) Match	Make-up Contributions to SERP (2)	Cash Payments of Director Compensation (3)	Dividend Equivalent Units (4)	Total
David G. Gartzke	$138,556	$82,200	$5,979	$8,800	$343,234	—	$14,970	$593,739

Timothy C. Clayton	$16,936	—	—	—	—	—	—	$16,936

A. R. Sales	$69,786	$36,014	$2,228	—	—	$17,167	—	$125,195

Bradley A. Todd	$21,848	$37,792	$502	$8,800	—	—	$5,988	$74,930

Cameron C. Hitchcock	$36,709	$33,121	$823	$8,800	—	—	$5,988	$85,441

George J. Lawrence	$20,461	$27,808	$852	$8,800	—	—	$3,588	$61,509

(1)          See the “Other Benefits” table below for additional information

(2)          $343,234 was contributed to Mr. Gartzke’s SERP account pursuant to the terms of that certain Employee and Director Matters Agreement, dated as of June 15, 2004, between ADESA and ALLETE, Inc.

(3)          Represents the prorated cash amount that Mr. Sales received as director compensation in 2006.  The amount was prorated based on the date Mr. Sales became President and Chief Operating Officer of ADESA.  Mr. Sales also received a prorated award of shares of common stock as director compensation that is reported in the “Stock Awards” column of the Summary Compensation Table.  For a complete listing of the director compensation paid to Mr. Sales in 2006, please refer to the section entitled “Director Compensation Arrangements.”

(4)          This column shows the dollar value of dividend-equivalents received in connection with restricted stock units based on the closing price of ADESA common stock on December 31, 2006.  All restricted stock units that were granted in connection with ADESA’s initial public offering accumulate reinvested dividend-equivalents.

Other Benefits

The following table describes other benefits and the incremental cost to ADESA for providing them.  The total amount of these other benefits is included in the “All Other Compensation” table above for each named executive officer.

Benefit	David G. Gartzke	Timothy C. Clayton	A. R. Sales	Bradley A. Todd	Cameron C. Hitchcock	George J. Lawrence
Personal Aircraft Use (1)	$87,587	—	$39,246	—	$990	—

Other Aircraft Use (2)	—	$16,936	—	—	—	—

Car Allowance/Lease	$16,320	—	$10,985	$8,502	$11,985	$13,643

Country/Social/ Professional Club Dues	$6,575	—	$4,095	$7,420	$11,241	$4,500

Financial/Estate Planning Services	$7,517	—	$2,065	$1,000	$3,750	—

Annual Physical Exam	$1,979	—	$318	$1,560	—	$178

Tax Gross-Up (3)	$8,202	—	$1,640	$2,894	$2,869	$2,140

Legal Fees	$10,250	—	$10,250	—	$5,874	—

Other	$126	—	$1,187	$472	—	—

Total	$138,556	$16,936	$69,786	$21,848	$36,709	$20,461

(1)           The amount paid for the personal use of corporate aircraft represents the incremental cost to ADESA from this use (calculated to include the variable operating costs to ADESA including, fuel costs, flight time, lodging of the pilots, co-pilots, aircraft supplies, on-board catering, landing/ramp fees and other miscellaneous variable costs.  Fixed costs which do not change based on use are excluded.)

(2)           This amount represents the incremental cost to ADESA for Mr. Clayton’s use of the company’s corporate aircraft for travel to and from the company’s headquarters and Mr. Clayton’s home.  Had Mr. Clayton taken commercial flights instead of flights on the company’s aircraft for such travel, the company would have had to reimburse Mr. Clayton for the full amount of such airfare which would have been approximately $7,021.

(3)           The amounts shown in this row include tax gross-ups for our named executive officers, as applicable, for certain personal aircraft use, country club dues and physical examinations.

GRANTS OF PLAN-BASED AWARDS IN 2006

			Estimated Future Payouts			Estimated Future
			Under Non-Equity			Payouts Under Equity
			Incentive Plan Awards			Incentive Plan Awards
			(1)			(2)
															Closing	Grant
									All		All Other				Price	Date
									Other Stock		Option				on	Fair
		Compen-							Awards:		Awards:		Exercise		Date of	Value
		sation							Number of		Number of		or Base		Grant	of Stock
		Committee							Shares		Securities		Price of		of	and
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum	of Stock		Underlying		Option		Option	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	or Units		Options		Awards		Award	Awards
David G. Gartzke	2/12/2007	2/5/2007	$243,750	$487,500	$1,218,750	4,786	9,572	19,144	—		—		—		—	$174,511
Timothy C. Clayton	—	—	$58,625	$117,250	$293,125	—	—	—	—		—		—		—
A. R. Sales	5/1/2006	5/1/2006	$102,917	$205,833	$514,583	—	—	—	5,000	(3)	50,000	(3)	$25.32	(4)	$25.60	$546,108
	6/15/2006	6/15/2006	—	—	—	—	—	—	760	(5)			—		—	$15,835
Bradley A. Todd	2/12/2007	2/5/2007	$83,200	$166,400	$416,000	1,441	2,883	5,766	—		—		—		—	$52,568
Cameron C. Hitchcock	2/12/2007	2/5/2007	$95,275	$190,550	$476,375	1,667	3,333	6,667	—		—		—		—	$60,772
George J. Lawrence	2/12/2007	2/5/2007	$74,880	$149,760	$374,400	1,091	2,182	4,365	—		—		—		—	$39,790

1)                These columns show the range of payouts that were targeted for 2006 performance under the 2006 annual incentive program under the Incentive Plan, as described in the section titled “Annual Incentive Program” in the Compensation Discussion and Analysis section.  The bonus payment, which was paid in February 2007, was paid for 2006 performance and was made based on the metrics described in the section referenced above and resulted in a payout of 65.7 percent of target, and is shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”  The estimated and actual payouts made to Messrs. Clayton and Sales were prorated based on the number of months they were executive officers of ADESA.

2)                These columns show the range of performance-granted restricted stock units that were targeted to be granted for 2006 performance under the 2006 long-term incentive program under the Incentive Plan as described in the section titled “Long-Term Incentive Program” in the Compensation Discussion and Analysis section.  The grants of the 2006 performance-granted restricted stock units were made in February 2007 and were based on the metrics described in the section referenced above and resulted in a payout of 65.7 percent of target.  The dollar amount recognized by ADESA for the grants to our named executive officers are shown in the Summary Compensation Table in the column titled “Stock Awards” and their valuation assumptions are referenced in Note 6 to ADESA’s audited financial statements on pages 86-89 of our Annual Report on Form 10-K.

Our performance-granted restricted stock units were granted in February 2007 (for 2006 performance), and our named executive officers received the following shares:

Name	Performance-Based Restricted Stock Awards	Value on 12/31/2006
David G. Gartzke	6105	$169,414
Timothy C. Clayton	0	$0
A. R. Sales	0	$0
Bradley A. Todd	1839	$51,032
Cameron C. Hitchcock	2126	$58,996
George J. Lawrence	1392	$38,628

3)                Mr. Sales became President and Chief Operating Officer of ADESA effective May 1, 2006, and received a special grant of performance-based stock options and performance-based restricted stock units under the Incentive Plan at that time.  These performance-based stock options and performance-based restricted stock units will ratably and cliff vest in three years, respectively, based on the success of the following performance measures: set amount of organizational effectiveness savings, implementation of a short-term and intermediate-term management succession plan, and an increase in the number of vehicles remarketed via physical and internet auctions by a set amount.

4)                The exercise price for the stock options granted to Mr. Sales was determined by averaging the high and low stock prices of ADESA’s common stock on the date of the grant, May 1, 2006, which was $25.32 per share.

5)                Mr. Sales’ received a grant of common stock for director compensation pursuant to the ADESA, Inc. Director Compensation Plan.  Such grant was prorated based on the date Mr. Sales became President and Chief Operating Officer of ADESA.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
FOR NAMED EXECUTIVE OFFICERS

	Option Awards						Stock Awards
Name	Option Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)(3)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David G. Gartzke	9/20/2004	10,128	—	—	$13.26	1/02/2008	2/12/2007	6,105		$169,414	—	—
	9/20/2004	33,443	—	—	$13.46	1/04/2009	2/16/2006	3,888		$107,892	—	—
	9/20/2004	27,526	—	—	$14.49	1/02/2011	2/15/2005a	5,968		$165,612	—	—
	9/20/2004	5,505	—	—	$15.75	1/02/2012	6/16/2004	42,731	(3)	$1,185,785	—	—
	9/20/2004	121,006	—	—	$15.75	1/02/2012
	9/20/2004	15,742	—	—	$17.14	1/03/2010
	9/20/2004	121,006	—	—	$12.58	2/03/2013
	6/16/2004	663,950	—	—	$24.00	6/16/2010
Timothy C. Clayton	—	—	—	—	—	—	—	—		—	—	—
A. R. Sales	5/01/2006	—	50,000	50,000	$25.32	5/1/2012	5/01/2006	—		—	5,000	$138,750
Bradley A. Todd	9/20/2004	9,075	—	—	$14.49	1/2/2011	2/12/2007	1,839		$51,032	—	—
	9/20/2004	14,255	—	—	$15.75	1/2/2012	2/16/2006	1,283		$35,603	—	—
	6/16/2004	265,580	—	—	$24.00	6/16/2010	2/15/2005a	1,656		$45,954	—	—
					—	—	6/16/2004	17,093	(3)	$474,331
Cameron C. Hitchcock	6/16/2004	215,580	—	—	$24.00	6/16/2010	2/12/2007	2,126		$58,997	—	—
							2/16/2006	1,535		$42,596	—	—
							2/15/2005a	2,356		$65,379	—	—
							6/16/2004	17,093	(3)	$474,331	—	—
George J. Lawrence	2/15/2005	53,116	—	—	$24.00	6/16/2010	2/12/2007	1,392		$38,628	—	—
	9/13/2004	106,232	—	—	$24.00	6/16/2010	2/16/2006	946		$26,252	—	—
							2/15/2005a	602		$16,706	—	—
							2/15/2005b	3,405	(3)	$94,489	—	—
							9/13/2004	6,838	(3)	$189,755	—	—

(1)                   Certain of the stock option grants listed in this column for Messrs. Gartzke and Todd were ALLETE, Inc. stock options that were converted into options to purchase ADESA common stock in connection with the spin-off by ALLETE.  The ADESA options issued upon conversion have the same terms and conditions, including the same vesting provisions and exercise periods as the ALLETE options had immediately prior to the completion of the spin-off.  All stock option grants are made pursuant to the Incentive Plan.

The vesting date of each option is listed in the table below by grant date:

Option Awards Vesting Schedule

Grant Date	Vesting Schedule
6/16/2004	Fully vested and immediately exercisable

9/13/2004	Fully vested and immediately exercisable

9/20/2004	Fully vested and immediately exercisable

2/15/2005	Fully vested and immediately exercisable

5/01/2006	One-third vests each year for three years from the date of grant upon the satisfaction of performance conditions

(2)             All stock awards are made pursuant to the Incentive Plan.  The vesting date of each stock award is listed in the table below by grant date:

Stock Awards Vesting Schedule

Grant Date	Vesting Schedule
6/16/2004	100% vests on 6/16/2007

9/13/2004	100% vests on 6/16/2007

2/15/2005 a	100% vests in three years from the date of grant

2/15/2005 b	100% vests on 6/16/2007

2/16/2006	100% vests in three years from the date of grant

5/01/2006	100% vests three years from the date of grant upon the satisfaction of performance conditions

2/12/2007	One-third vests each year for three years from the date of grant

(3)             Certain of the stock awards include dividend equivalents.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting		Value Realized on Vesting(2)
David G. Gartzke	—	—	—		—
Timothy C. Clayton	—	—	—		—
A. R. Sales	—	—	760	(3)	$15,835
Bradley A. Todd	—	—	—		—
Cameron C. Hitchcock	50,000	$187,520	—		—
George J. Lawrence	—	—	2,000		$45,220

(1)             Amounts reflect the difference between the exercise price of the option and the closing market price of the company’s common stock on the date of exercise.

(2)             Amounts reflect the closing market price of the company’s common stock on the day the stock vested.

(3)             Mr. Sales received a grant of common stock for director compensation pursuant to the ADESA, Inc. Director Compensation Plan.  Such grant was prorated based on the date Mr. Sales became President and Chief Operating Officer of ADESA.

NONQUALIFED DEFERRED COMPENSATION

In the U.S., we offer retirement programs that are intended to supplement the employee’s personal savings and social security.  The programs include the ADESA, Inc. 401(k) Plan and the ADESA, Inc. Supplemental Executive Retirement Plan (“U.S. SERP”).  All U.S. employees, including executive officers, are generally eligible to participate in the 401(k) Plan.

The 401(k) Plan enables employees to save for retirement through a tax-advantaged combination of employee and company contributions and to provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options.  The 401(k) Plan allows eligible employees to elect to contribute from 1% to 90% of their eligible compensation into the Plan.  Employee eligible contributions are matched in cash by the company at the rate of $1.00 per $1.00 employee contribution for the first 3% and $0.50 per $1.00 employee contribution for the next 2% of the employee’s salary.  All employee and company matching contributions are immediately 100% vested in their 401(k) account.

The U.S. SERP allows then-eligible employees, including our named executive offers, to elect, before earned, on a tax-deferred basis, a portion of their salary and/or annual incentive bonus.  Up to 25% of their base salary and 85% of their annual incentive bonus can be deferred.  All contributions by our named executive officers are voluntary elections to defer receipt of compensation that they were entitled to be paid in the then current year.  The employee then becomes an unsecured creditor of ADESA when these amounts, fully earned, would otherwise have been paid. Amounts to be deferred by the employee are shown in the Summary Compensation Table when earned.  The employee elects when he or she will be paid out, which can be during or after employment, subject to the provisions of Section 409(A) of the Code.  The employee earns a deferred return based on deemed investments in mutual funds selected by the employee from a list provided by the company.  The investment risk is borne entirely by the employee.  The cash deferred is retained by the company and ADESA has the benefit of full unrestricted use of all amounts deferred under the SERPs.

ADESA makes an annual employer contribution to the executive officer’s SERP account equal to 7% of base salary up to the IRS Statutory Compensation Limit, plus 11% of base salary in excess of the IRS Statutory Compensation Limit.  Beginning with the first calendar month following the calendar month in which the executive officer completes 120 months of plan participation, the employer contribution increases to 10% and 14%, respectively.  In addition to the annual employer contribution, ADESA provides a supplemental employer contribution of 4% of base salary for the period in which a participant is covered by the nonqualified SERP, but is ineligible for the employer matching contribution under the 401(k) Plan.  These amounts are reflected in the Summary Compensation Table.

Gains and losses are credited based on the participant’s election of a variety of deemed investment choices.  Participants’ accounts may or may not appreciate and may even depreciate depending on the performance of their deemed investment choices.  Certain of the deemed investment choices provide interest at above-market rates.  The fixed interest rate fund is an investment choice designed to provide a guaranteed fixed rate of return.  The fixed rate of return is established by the Board and is currently set at 8% APR.  The fixed rate of return can only be changed by the Board.  All deferrals are paid out in cash upon distribution.  In connection with a change in control event, the gross distribution payable to any participant will be increased by 40% to mitigate income tax liability and is immediately distributable subject to Section 409(A) of the Internal Revenue Code.

In Canada, we offer retirement programs that are intended to supplement the employee’s personal savings and governmental programs.  The programs include the ADESA Canada Corporation Deferred Profit Sharing Plan, the Retirement Savings Plan for Employees of ADESA Canada Corporation and the Supplementary Retirement Plan for Designated Employees of ADESA Canada Inc. and its Subsidiary and Associated Companies (“Canada SERP”).  All Canadian employees are generally eligible for the ADESA Canada Corporation Deferred Profit Sharing Plan and the Retirement Savings Plan for Employees of ADESA Canada Corporation.

Name	Plan	Executive Contributions in 2006(1)	ADESA Contributions in 2006		Aggregate Earnings in 2006	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2006
David G. Gartzke	SERP	—	$425,434	(2)	$87,536	—	$1,417,732
Timothy C. Clayton	SERP	—	—		—	—	—
A. R. Sales	SERP	—	$36,014		$74	—	$36,088
Bradley A. Todd	SERP	$93,945	$37,792		$40,468	—	$615,805
Cameron C. Hitchcock	SERP	$16,058	$33,121		$25,422	—	$257,342
George J. Lawrence	SERP	—	$27,808		$2,772	—	$63,025

(1)                                  The amounts in this column reflect each named executive officer’s individual contributions to the SERP. Mr. Clayton is not eligible to participate in the SERP.  Mr. Sales became eligible to participate in the SERP when he was appointed President and Chief Operating Officer effective May 1, 2006.

(2)                                  Includes $343,234 that was contributed to Mr. Gartzke’s SERP account pursuant to the terms of that certain Employee and Director Matters Agreement, dated as of June 15, 2004, between ADESA and ALLETE, Inc.

DIRECTOR COMPENSATION ARRANGEMENTS

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors.  In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to ADESA as well as the skill-level we require of members of our Board of Directors.

Cash Compensation Paid to Board Members

Directors who are employed by ADESA do not receive any additional compensation for their Board activities.  Non-employee directors (other than the lead independent director) are entitled to an annual retainer of $30,000.  The lead independent director receives an annual retainer of $83,000, but is not eligible to receive any committee chair or committee member fees.  Each member of the executive compensation committee and/or the corporate governance and nominating committee receives an annual cash retainer of $10,000 per committee.  Each member of the audit committee receives an annual cash retainer of $11,500.  In addition to receiving committee member fees, the chairpersons of the executive compensation committee and the corporate governance and nominating committee each receive an annual cash retainer of $4,500 and the chairperson of the audit committee receives an annual cash retainer of $9,500.  All directors, and in certain circumstances spouses who accompany directors, are reimbursed for travel, lodging and related expenses they incur in attending Board of Directors and committee meetings and the annual meeting of stockholders.  In addition, ADESA reimburses its directors for attending director education seminars and industry-related events.  The directors occasionally may utilize ADESA’s aircraft in order to attend Board of Directors and committee meetings, the annual meeting of stockholders, director education seminars or industry-related events.

Director Compensation Plan

The purpose of the ADESA, Inc. Director Compensation Plan (the “Director Compensation Plan”) is to provide ownership of ADESA’s common stock to members of our Board of Directors in order to improve our ability to attract and retain highly qualified individuals to serve as directors and to strengthen the commonality of interest between directors and stockholders.  Each non-employee director is entitled to an annual grant of ADESA’s common stock equal in value to $47,500 on the date of grant pursuant to our Director Compensation Plan.  In addition, each non-employee director may elect to receive common stock in lieu of all or a part of his or her annual cash retainer and fees.

Director Compensation Deferral Plan

The Amended and Restated ADESA, Inc. Director Compensation Deferral Plan (the “Director Deferral Plan”) provides each non-employee director the opportunity to defer payment of all or part of his or her cash retainer and fees.  Compensation paid in common stock and any expense reimbursement or travel allowance may not be deferred.  A deferral account is established for each non-employee director that makes a deferral election to record such director’s interest under the plan.  Amounts deferred by each director are credited to his or her deferral account as of the date on which such amounts would otherwise have been paid to the director in cash absent the deferral election.  Each deferral account also is credited with investment credits based on amounts invested through a trust in certain investment funds selected by each director from a list of investment funds provided by the administrator.  One of the deemed investment choices provide interest at above-market rates. Such fund is an investment choice designed to provide a guaranteed fixed rate of return.  The fixed rate of return is established by the Board and is currently set at 8% APR.  The amounts deferred pursuant to this plan are paid either in a lump sum or in equal installments over a term of two to ten years, as elected by each non-employee director.  Such distribution(s) will be made (or begin to be made, if payable in installments) during the first calendar quarter following each director’s termination of service, but in no event more than two and a half months following the calendar quarter in which such director terminates service.

Fiscal 2006 Director Compensation

The following table provides information regarding the compensation paid to ADESA’s non-employee directors during the fiscal year ended December 31, 2006.  Directors who are employed by ADESA do not receive any compensation for their Board activities.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Change in Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Wynn V. Bussmann	$51,500	$47,500	—	—	$6,899	$354	$106,253
Thomas L. Cunningham	$51,500	$47,500	—	—	$11,419	$234	$110,653
Dennis O. Green	$59,250	$47,500	—	—	$9,480	—	$116,230
A. R. Sales (1)	$17,167	$15,835	—	—	—	$597	$33,599
Nick Smith	$50,000	$47,500	—	—	—	$2,575	$100,075
Donald C. Wegmiller	$44,500	$47,500	—	—	$18,943	—	$110,943
Deborah L. Weinstein (2)	$83,000	$47,500	—	—	—	—	$130,500

(1)                                  Mr. Sales received compensation for his Board service until the date he was appointed President and Chief Operating Officer of ADESA effective May 1, 2006.

(2)                                  Ms. Weinstein elected to receive stock in lieu of a part of the cash portion of her annual cash retainer pursuant to ADESA’s director compensation plan.  Such compensation is reflected under the column “Fees Earned or Paid in Cash.”

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
FOR NON-MANAGEMENT DIRECTORS

	Option Awards						Stock Awards
Name	Option Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(2)	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Wynn V.	9/20/2004	2,446	—	—	$18.53	5/14/2012	—	—	—	—	—
Bussmann	9/20/2004	2,446	—	—	$14.23	1/02/2013	—	—	—	—	—
Thomas L. Cunningham	9/20/2004	2,446	—	—	$14.27	5/21/2013	—	—	—	—	—
Dennis O. Green	9/20/2004	1,427	—	—	$16.00	6/05/2013	—	—	—	—	—
Nick Smith	9/20/2004	3,000	—	—	$14.23	1/02/2013	—	—	—	—	—
	9/20/2004	875	—	—	$18.53	5/14/2012	—	—	—	—	—
	9/20/2004	2,500	—	—	$15.75	1/02/2012	—	—	—	—	—
	9/20/2004	1,500	—	—	$14.49	1/02/2011	—	—	—	—	—
	9/20/2004	1,450	—	—	$13.46	1/04/2009	—	—	—	—	—
	9/20/2004	50	—	—	$13.46	1/04/2009	—	—	—	—	—
	9/20/2004	1,450			$13.26	1/02/2008
Donald C.	9/20/2004	2,365	—	—	$13.26	1/02/2008	—	—	—	—	—
Wegmiller	9/20/2004	82	—	—	$13.46	1/04/2009	—	—	—	—	—
	9/20/2004	2,365	—	—	$13.46	1/04/2009	—	—	—	—	—
	9/20/2004	2,446	—	—	$9.97	1/03/2010	—	—	—	—	—
	9/20/2004	2,446	—	—	$14.49	1/02/2011	—	—	—	—	—
	9/20/2004	2,446	—	—	$15.75	1/02/2012	—	—	—	—	—
	9/20/2004	2,446	—	—	$14.23	1/02/2013	—	—	—	—	—
Deborah L. Weinstein	9/20/2004	1,427	—	—	$16.00	6/05/2013	—	—	—	—	—

(1)               The stock option grants listed in this column were for ALLETE, Inc. stock options that were converted into options to purchase ADESA common stock in connection with the spin-off from ALLETE.  The ADESA options issued upon conversion have the same terms and conditions, including the same vesting provisions and exercise periods as the ALLETE options had immediately prior to the completion of the spin-off.  All stock option grants are made pursuant to the Incentive Plan.

(2)               All of the stock options listed are fully vested and immediately exercisable.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Pursuant to SEC rules, we used December 31, 2006 as the date of determination for purposes of disclosing payments and benefits that we would be obligated to pay under change in control and severance agreements in this section.  However, the payments and benefits that we anticipate paying under change in control and severance agreements in connection with the merger, based on an assumed effective date of May 1, 2007, are described below under “Merger-Related Transactions” beginning on page 39.

Engagement Letter with Chief Financial Officer

Timothy C. Clayton, our interim Chief Financial Officer, provides his services to the company pursuant to an amended engagement letter with Emerging Capital, LLC (“Emerging Capital”), of which Mr. Clayton is the sole principal.  The amended engagement letter provides that Mr. Clayton will provide consulting services to the company consistent with the duties and responsibilities of the Chief Financial Officer at a monthly consulting fee of $33,500 during the term of the engagement, which expires on June 30, 2007.  In addition, the amended engagement letter provides that Mr. Clayton will be eligible to participate in our annual incentive program on a pro rata basis depending on the amount of time Mr. Clayton serves as our Chief Financial Officer.  Under the amended engagement letter, Mr. Clayton and Emerging Capital agree not to solicit any employee, customer or agent of the company to leave the company’s employ and/or to cease doing business with the company for any reason.  The company also agrees to indemnify Emerging Capital and Mr. Clayton against any damage, loss, cost, expense, obligation, claim or liability incurred by them in connection with the performance of their obligations under the engagement unless a court renders a final judgment that such damage, loss, cost, expense, obligation, claim or liability resulted from Emerging Capital’s gross negligence, bad faith or intentional misconduct.  The amended engagement letter is terminable by either party upon 30 days advance written notice to the other party, but if it is terminated by us before June 30, 2007, we are obligated to pay Mr. Clayton an amount equal to the product of the period remaining under the engagement multiplied by the monthly consulting fee.  Assuming Mr. Clayton’s engagement had been terminated by us as of December 31, 2006, we would have been obligated to pay Mr. Clayton a termination payment equal to $201,000.

Change in Control Agreements

The description of the change in control agreements entered into with our named executive officers is set forth under the section entitled “Change in Control Agreements” on page 41.  The following table describes the change in control payments and benefits that we would have been obligated to pay to our named executive officers assuming a change in control of the company had occurred and each of these individuals was terminated by us without cause or each of the individuals terminated his employment for good reason as of December 31, 2006.  The table does not include any amounts related to equity awards that will vest or accrue prior to the termination date under all incentive, compensation and employee benefit plans because such amounts will be paid in accordance with the terms of such plans on the date of the consummation of the change in control.

Name	Cash Severance Payment + Bonus Value (1) (2) (3)	COBRA Value (4)	Insurance Premium Value (5)	Outplacement Services (6)	Remaining SERP Make up Contributions (7)	Total Termination Benefits (8)
David G. Gartzke	$3,900,000	$50,400	$15,000	$12,000	$1,029,702	$5,007,102
A. R. Sales	$1,876,250	$50,400	$15,000	$12,000	—	$1,953,650
Bradley A. Todd	$1,164,800	$33,600	$10,000	$12,000	—	$1,220,400
Cameron C. Hitchcock	$1,333,850	$33,600	$10,000	$12,000	—	$1,389,450
George J. Lawrence	$873,600	$33,600	$10,000	$12,000	—	$929,200

(1)            A lump sum cash payment equal to the aggregate of the executive officer’s (i) base salary earned and unpaid through the termination date; (ii) accrued but unpaid vacation; (iii) unreimbursed expenses; and (iii) pro-rata target bonus earned and unpaid for the year in which the termination occurs (minus any other cash bonuses paid under the 2004 Equity and Incentive Plan upon a change in control).

(2)            A lump sum cash payment equal to two times (with respect to Messrs. Todd, Hitchcock and Lawrence), or three times (with respect to Messrs. Gartzke and Sales) the sum of the executive officer’s (i) base salary (the higher of the executive officer’s base salary immediately prior to the change in control or at any time after the change in control); and (ii) annual target bonus (the higher of the executive officer’s annual target bonus pursuant to the annual incentive program under the Incentive Plan for the fiscal year of the change in control or the fiscal year of the termination).

(3)            Each of Messrs. Lawrence and Sales had the option under their respective change in control agreements to elect to receive a lesser amount of the lump sum cash payment equal to one and a half times (with respect to Mr. Lawrence) or two times (with respect to Mr. Sales) the sum of the executive officer’s (i) base salary immediately prior to the change in control; and (ii) annual target bonus pursuant to the annual incentive program under the Incentive Plan for the fiscal year of the change in control, and to terminate employment upon a change in control.  Messrs. Lawrence and Sales both elected to receive a lesser amount of the lump sum cash payment as described above.

(4)            A lump sum cash payment equal to $1,400 per month for each month under each executive officer’s protection period (two years from the effective time of the merger with respect to all of the executives, except for Messrs. Gartzke and Sales, who are protected for three years from the effective time of the merger) for health insurance coverage.

(5)            A lump sum cash payment equal to $15,000, with respect to Messrs. Gartzke and Sales, or $10,000, with respect to Messrs. Todd, Hitchcock and Lawrence for life insurance benefits.

(6)            Outplacement services with an in-kind value not exceeding $12,000.

(7)            Includes payment of all remaining amounts payable by us in lieu of the payment that Mr. Gartzke would have received under the ALLETE, Inc. Supplemental Executive Retirement Plan had Mr. Gartzke continued his employment with ALLETE, Inc. (our parent company prior to our spin-off in September 2004).

(8)          Each change in control agreement provides that if the aggregate value of the change in control payments and benefits for any executive officer exceeds the safe harbor limit under Section 280G of the Code, the aggregate value of such executive officer’s change in control payments and benefits will be cut back to below the safe harbor limit if the executive officer would receive more money under the cut-back approach than if the executive officer had received the entire change in control payments and benefits and paid the 20% excise tax that would be applicable to the change in control payments and benefits under Section 280G of the Code if the safe harbor limit is exceeded.  Each executive officer is responsible for paying any federal excise tax imposed on his or her change in control payments or benefits received pursuant to his or her respective change in control agreements, as the agreements do not provide for “gross-up” payments by us to make our executive officers whole for any such federal excise tax that may be imposed.

Assuming a change in control had occurred on December 31, 2006, we would have been obligated to continue payment of certain term life insurance premiums for Mr. Gartzke in the amount of $732 per year, provided that upon termination of his employment, such term life insurance would have been assigned to him at his option and provided further that he would have been responsible for his own premiums thereafter.

Severance Agreements

We have entered into severance agreements with Messrs. Hitchcock, Lawrence and Sales, which will remain in effect through December 31, 2008, September 6, 2009 and December 31, 2010, respectively.  If an executive officer’s employment is terminated and elects to receive severance payments or benefits under a severance agreement, such executive officer will not be entitled to receive any other severance payments or benefits under a change in control agreement.  The severance agreements contain a covenant regarding the protection of confidential information by our executive officers and a mutual covenant to not make any public statements that disparage or damage the business or reputation of the other party, with certain exceptions.

Mr. Hitchcock. Under the terms of Mr. Hitchcock’s severance agreement, he is entitled to receive the following severance and other benefits upon our termination of his employment without cause (as defined below) or resignation by him for good reason (as defined below) during the term of his agreement:

•                  a lump sum cash payment equal to two times the sum of his (i) base salary (the higher of his base salary immediately prior to the termination or prior to the first event or circumstance constituting good reason); and (ii) annual target bonus (the higher of his target annual bonus pursuant to the annual incentive program under the Incentive Plan for the fiscal year of the termination or the fiscal year of the first event or circumstance constituting good reason); and

•                  continuation of life, accident and health insurance benefits for him and his dependents on terms substantially similar to those provided immediately prior to the termination or resignation for good reason for twelve months following the termination or resignation.

Mr. Lawrence.  Under the terms of Mr. Lawrence’s severance agreement, he is entitled to receive the following severance and other benefits upon our termination of his employment without cause or resignation by him for good reason during the term of his agreement:

•                  a lump sum cash payment equal to two times the sum of his (i) base salary (the higher of his base salary immediately prior to the termination or prior to the first event or circumstance constituting good reason); and (ii) annual target bonus (the higher of his target annual bonus pursuant to the annual incentive program under the Incentive Plan for the fiscal year of the termination or the fiscal year of the first event or circumstance constituting good reason); and

•                  continuation of life, accident and health insurance benefits for him and his dependents on terms substantially similar to those provided immediately prior to the termination or resignation for good reason for twelve months following the termination or resignation.

Mr. Sales.  Under the terms of Mr. Sales’ severance agreement, in the event that Mr. Sales is terminated by us without cause during the term of his agreement, he will be entitled to the following, subject to certain exceptions:

•                  all of his outstanding stock options and restricted stock units will vest immediately on the date of termination, subject to the satisfactory achievement of the performance goals set for Mr. Sales prior to the termination date; and

•                  continuation of health insurance benefits for Mr. Sales and his dependents on terms substantially similar to those provided immediately prior to the termination until he reaches the age of 65.

In addition, under the terms of Mr. Sales’ severance agreement:  (1) upon our termination of his employment without cause or resignation by him for good reason during the term of his agreement; and (2) Mr. Gartzke is no longer our CEO, he will be entitled to the following severance and other benefits, subject to certain exceptions:

•                  a lump sum cash payment equal to two times the sum of his (i) base salary (the higher of his base salary immediately prior to the termination or prior to the first event or circumstance constituting good reason) and (ii) target annual bonus (the higher of his target annual bonus pursuant to the annual incentive program under the Incentive Plan for the fiscal year of the termination or the fiscal year of the first event or circumstance constituting good reason); and

•                  continuation of health insurance benefits for Mr. Sales and his dependents on terms substantially similar to those provided immediately prior to the termination until he reaches the age of 65.

Under the terms of his severance agreement, in the event that Mr. Sales terminates his employment without good reason during the term of his agreement and he is between the age of 62 and 65 on the termination date, he will be entitled to the continuation of health insurance benefits for him and his dependents on terms substantially similar to those provided immediately prior to the termination until he reaches the age of 65.

Definitions of Cause and Good Reason for Messrs. Hitchcock, Lawrence and Sales.  For purposes of the severance agreements of Messrs. Hitchcock, Lawrence and Sales, “cause” means the occurrence of any of the following events:

•                  willful and continued failure by an executive officer to substantially perform his or her duties for at least 30 days after written notice of such deficiency;

•                  willful engagement in wrongful conduct by an executive officer which is demonstrably and materially injurious to us; or

•                  an executive officer is convicted of, or has entered a plea of nolo contendere to a felony.

For purposes of the severance agreements, “good reason” means the occurrence of any of the following events (and, with respect to Mr. Sales’ severance agreement, Mr. Gartzke no longer being our CEO, and, with respect to Mr. Hitchcock’s severance agreement, Mr. Hitchcock no longer reports to Mr. Gartzke or to Mr. Sales):

•                  a substantial adverse change in an executive officer’s duties or responsibilities;

•                  a substantial reduction in an executive officer’s compensation or benefits that is not the result of an across-the-board change affecting all executive officers;

•                  relocation of an executive officer in excess of a 50-mile radius from Indianapolis, Indiana; or

•                  our failure to provide an executive officer with a notice of termination pursuant to his or her severance agreement.

The following table describes the severance payments and benefits that we would have been obligated to pay to Messrs. Sales, Hitchcock and Lawrence assuming a triggering event had occurred under each of their respective severance agreements as of December 31, 2006.

Name	Cash Severance Payment + Bonus Value	Continuation of health insurance benefits	Value of Acceleration of Equity Awards	Total Severance Benefits
A. R. Sales	$1,567,500	$72,445	$204,724	$1,844,669
Cameron C. Hitchcock	$1,143,300	$16,800	$85,767	$1,245,867
George J. Lawrence	$965,120	$16,800	—	$981,920

Item 12.  Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	4,412,315	$22.43	3,380,480
Equity compensation plans not approved by security holders	0	N/A	0
Total	4,412,315	$22.43	3,380,480

(1)                                  This amount includes (a) 4,113,908 shares issuable upon exercise of stock options issued under the Incentive Plan; and (b) 298,407 restricted stock units and dividend equivalents that have been granted under the Incentive Plan.

(2)                                  The weighted-average exercise price of outstanding options, warrants and rights reflects only the weighted average exercise price of outstanding stock options under the Incentive plan.  The weighted-average exercise price does not include 298,407 restricted stock units and dividend equivalents that have been granted under the Incentive Plan.

(3)                                  The number of securities available for future issuance includes (a) 2,752,729 shares of common stock that may be issued under the Incentive Plan; (b) 474,150 shares of common stock that may be issued under ADESA’s employee stock purchase plan; and (c) 153,601 shares that may be issued under ADESA’s director compensation plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADESA has adopted a written policy regarding related person transactions which is incorporated in our code of business conduct and ethics and the charter of the corporate governance and nominating committee.  Pursuant to this policy, our corporate governance and nominating committee must review any such transactions.

Merger-Related Transactions

Some of our directors and executive officers have interests in the proposed merger and have arrangements that are different from, or in addition to, those of our stockholders generally.

Treatment of Stock Options.  As of April 11, 2007, there were approximately 2,215,566 shares of our common stock issuable pursuant to stock options granted under the Incentive Plan to our current executive officers and directors.  Under the terms of the merger agreement, each outstanding option held by an executive officer or director that is unexercised as of the effective time of the merger will accelerate and become fully vested, if not previously vested, and then cancelled and converted into the right to receive a cash payment equal to the number of shares of our common stock underlying the outstanding options multiplied by the amount (if any) by which $27.85 exceeds the option exercise price, without interest and less any applicable withholding taxes.

The following table identifies, for each of our directors and executive officers, the aggregate number of shares of our common stock subject to outstanding vested and unvested options as of April 11, 2007, the aggregate number of shares of our common stock subject to outstanding unvested options, the weighted average exercise price of the aggregate options and the approximate consideration to be received pursuant to the merger agreement in connection with the cancellation of such options.  All of the stock options held by our directors and named executive officers were fully vested and exercisable as of December 31, 2006, except for the stock options owned by Mr. Sales.  The information in the table assumes that all options remain outstanding immediately prior to the effective time of the merger.

Name	Aggregate Shares Subject to Options	Number of Shares Underlying Unvested Options	Weighted Average Exercise Price of Vested and Unvested Options	Approximate Consideration(1)
Directors
Wynn Van Bussmann	4,892	—	$16.3797	$56,113
Thomas L. Cunningham	2,446	—	$14.2667	$33,225
Dennis O. Green	1,427	—	$15.9963	$16,915
Nick Smith	10,825	—	$14.7281	$142,046
Donald C. Wegmiller	14,596	—	$13.5277	$209,047
Deborah L. Weinstein	1,427	—	$15.9963	$16,915
Executive Officers
David G. Gartzke	998,306	—	$20.7379	$7,100,042
A. R. Sales	50,000	50,000	$25.3200	$126,500
Cameron C. Hitchcock	215,580	—	$24.00	$829,983
Bradley A. Todd	288,910	—	$23.2943	$1,316,191
George J. Lawrence	159,348	—	$24.00	$613,490
Curtis L. Phillips	69,254	4,022	$22.6972	$356,849
Scott A. Anderson	60,948	3,727	$23.4363	$269,009
Brenda J. Flayton	184,386	—	$22.6843	$952,478
Ronald Beaver	30,000	20,100	$25.5950	$67,650
Charles R Tapp	106,232	—	$24.00	$408,993
Jonathan L. Peisner	16,989	8,776	$24.8633	$50,741
Timothy C. Clayton	—	—	—	—
All Directors and Executive Officers	2,215,566	86,625	$22.1782	$12,566,187

(1) Illustrates the approximate consideration to be received pursuant to the merger agreement in connection with the cancellation of outstanding stock options.  Calculated for each individual by multiplying the aggregate number of shares subject to options by the difference between $27.85 (the per share amount of merger consideration) and the weighted average exercise price of all such options.

Treatment of Restricted Stock Units.  As of April 11, 2007, there were approximately 153,274.554 restricted stock units granted under the Incentive Plan and held by our current executive officers.  Under the terms of the merger agreement, each restricted stock unit held by an executive officer that is outstanding as of the effective time of the merger will be accelerated and become fully vested, if not previously vested, and then cancelled and converted into the right to receive a cash payment equal to the number of outstanding restricted stock units multiplied by $27.85, without interest and less any applicable withholding taxes.

The following table identifies, for each of our executive officers, the aggregate number of shares of our common stock subject to outstanding restricted stock units as of April 11, 2007, the number of unvested restricted stock units and the approximate consideration to be received pursuant to the merger agreement in connection with the cancellation of such restricted stock units.  The information in the table assumes that all such restricted stock units remain outstanding immediately prior to the effective time of the merger.

Name	Aggregate Shares Subject to Restricted Stock Units		Number of Unvested Restricted Stock Units		Approximate Consideration(1)
David G. Gartzke	58,692.569	(2)	58,692.569	(2)	$1,634,588
A. R. Sales	5,000.000		5,000.000		$139,250
Cameron C. Hitchcock	23,109.763	(2)	23,109.763	(2)	$643,607
Bradley A. Todd	21,870.462	(2)	21,870.462	(2)	$609,092
George J. Lawrence	13,182.496	(2)	13,182.496	(2)	$367,133
Curtis L. Phillips	3,702.847	(2)	3,702.847	(2)	$103,124

Name	Aggregate Shares Subject to Restricted Stock Units		Number of Unvested Restricted Stock Units		Approximate Consideration (1)
Scott A. Anderson	3,620.028	(2)	3,620.028	(2)	$100,818
Brenda J. Flayton	13,615.520	(2)	13,615.520	(2)	$379,192
Ronald Beaver	2,000.000		2,000.000		$55,700
Charles R Tapp	7,843.061	(2)	7,843.061	(2)	$218,429
Jonathan L. Peisner	637.808		637.808		$17,763
Timothy C. Clayton	—		—		—
All Executive Officers	153,274.554		153,274.554		$4,268,696

(1)             Illustrates the approximate consideration to be received pursuant to the merger agreement in connection with the cancellation of outstanding restricted stock units calculated for each individual by multiplying the aggregate number of restricted stock units by $27.85 (the per share amount of merger consideration).

(2)             Includes accrued dividend equivalents on restricted stock units granted in connection with our initial public offering.

Change in Control Agreements.  We have entered into change in control agreements with the following executive officers: Scott A. Anderson, Ron Beaver, Brenda J. Flayton, David G. Gartzke, Cameron C. Hitchcock, George J. Lawrence, Jonathan L. Peisner, Curt L. Phillips, A. R. Sales, Charles R Tapp and Bradley A. Todd, each effective as of December 21, 2006.  The pending merger, if consummated, will constitute a change in control for purposes of these change in control agreements.  Under the change in control agreements, each executive officer will be entitled to receive the following change in control payments and benefits if, at any time prior to the second anniversary of the merger (or the third anniversary of the merger, with respect to Messrs. Gartzke and Sales), such executive officer’s employment is terminated by us without cause or terminated by the executive officer for good reason (in each case as defined below):

•                  a lump sum cash payment equal to the aggregate of the executive officer’s (i) base salary earned and unpaid through the termination date; (ii) accrued but unpaid vacation; (iii) unreimbursed expenses; and (iii) pro-rata target bonus pursuant to the annual incentive program under the Incentive Plan earned and unpaid for the year in which the termination occurs (minus any other cash bonuses paid under the Incentive Plan upon a change in control);

•                  a lump sum cash payment equal to one times (with respect to Messrs. Peisner, Phillips and Anderson), two times (with respect to Ms. Flayton and Messrs. Beaver, Hitchcock, Lawrence, Tapp and Todd), or three times (with respect to Messrs. Gartzke and Sales) the sum of the executive officer’s (i) base salary (the higher of the executive officer’s base salary immediately prior to the change in control or at any time after the change in control); and (ii) annual target bonus (the higher of the executive officer’s annual target bonus pursuant to the annual incentive program under the Incentive Plan for the fiscal year of the change in control or the fiscal year of the termination);

•                  all amounts vested or accrued prior to the termination date under all incentive, compensation and employee benefit plans will be paid in accordance with the terms of such plans;

•                  a lump sum cash payment equal to $1,400 per month for each month under each executive officer’s protection period (two years from the effective time of the merger with respect to all of the executives, except for Messrs. Gartzke and Sales, who are protected for three years from the effective time of the merger) for health insurance coverage;

•                  a lump sum cash payment equal to $15,000, with respect to Messrs. Gartzke and Sales, $10,000, with respect to Ms. Flayton and Messrs. Beaver, Hitchcock, Lawrence, Tapp and Todd, and $5,000, with respect to Messrs. Peisner, Phillips and Anderson for life insurance benefits;

•                  outplacement services with an in-kind value not exceeding $12,000;

•                  with respect to Mr. Gartzke and Ms. Flayton, continued payment of certain term life insurance premiums after a change in control, provided that upon termination of his or her employment, such term life insurance may be assigned to each of them at their option and provided further that each of them would be responsible for their own premiums thereafter; and

•                  with respect to Mr. Gartzke and Ms. Flayton, payment of all remaining amounts payable by us in lieu of the payment that Mr. Gartzke or Ms. Flayton would have received under the ALLETE, Inc. Supplemental Executive Retirement Plan had Mr. Gartzke and Ms. Flayton continued his or her employment with ALLETE, Inc. (our parent company prior to our spin-off in September 2004).

In lieu of the lump sum cash payment specified in the second bullet point above, each of Messrs. Beaver, Lawrence and Sales have elected under their respective change in control agreements to receive a lesser amount of the lump sum cash payment, subject to the completion of the merger, equal to one and a half times (with respect to Messrs. Beaver and Lawrence) or two times (with respect to Mr. Sales) the sum of the executive officer’s (i) base salary (the executive officer’s base salary immediately prior to the change in control); and (ii) annual target bonus (the executive officer’s annual target bonus for the fiscal year of the change in control).  None of the change in control agreements with executive officers other than Messrs. Beaver, Lawrence and Sales provide for such election.

The election of each of Messrs. Beaver, Lawrence and Sales has no effect on their eligibility to receive the other benefits set forth above, subject to completion of the merger.  Under the respective change in control agreements, the employment of each of Messrs. Beaver, Lawrence and Sales will terminate upon the effective date of the merger, provided that we may, at our discretion, ask each of them to continue as a consultant for not more than 30 days thereafter.

For purposes of the change in control agreements, “cause” means the occurrence of any of the following events:

•                  willful and continued failure by an executive officer to substantially perform his or her duties for at least 30 days after written notice of such deficiency;

•                  willful misconduct or gross negligence by an executive officer which is demonstrably and materially injurious to us;

•                  material violation of our published standards of business conduct; or

•                  an executive officer is convicted of, or has entered a plea of nolo contendere to a felony or any crime involving dishonesty, fraud, embezzlement or breach of trust.

For purposes of the change in control agreements, “good reason” means the occurrence of any of the following events after a change in control:

•                  a substantive adverse change in an executive officer’s authority, duties, responsibilities or position;

•                  reduction in an executive officer’s base salary or target annual bonus opportunity;

•                  reduction in an executive officer’s benefits or fringe benefits that is not the result of an across-the-board change affecting all executive officers;

•                  except for standard travel requirements, relocation of an executive officer in excess of a 50-mile radius of the location at which the executive officer was based prior to the change in control;

•                  failure of our successor to assume our obligations under the change in control agreements;

•                  our failure to provide an executive officer with a notice of termination pursuant to his or her change in control agreement; or

•                  with respect to Ms. Flayton only, termination of Mr. Gartzke as our CEO.

For purposes of the definition of “good reason” under the change in control agreements, in determining whether a change, reduction or relocation has occurred or is permissible, the circumstances of an executive officer’s employment during the period at issue are compared to those existing immediately prior to the change in control.  An event is not deemed “good reason” if: (i) an executive officer fails to provide notice to us of an event that constitutes good reason within 6 months; (ii) an executive officer fails to provide us with a 30-day cure period; or (iii) we do not provide a notice of termination to an executive officer within 90 days following the expiration of the 30-day cure period.

Each change in control agreement provides that if an executive officer receives any change in control payments or benefits under a change in control agreement, such executive officer will not be entitled to receive any severance payments or benefits under any other severance agreement or arrangement, including under any existing severance agreement described below under “Severance Agreements,” with the exception of Ms. Flayton, who will continue to be entitled to the retiree medical benefits described below under “Flayton Retiree Medical Benefits.”

Each change in control agreement also provides that if the aggregate value of the change in control payments and benefits for any executive officer exceeds the safe harbor limit under Section 280G, the aggregate value of such executive officer’s change in control payments and benefits will be cut back to below the safe harbor limit if the executive officer would receive more money under the cut-back approach than if the executive officer had received the entire change in control payments and benefits and paid the 20% excise tax that would be applicable to the change in control payments and benefits under Section 280G if the safe harbor limit is exceeded.  Each executive officer is responsible for paying any federal excise tax imposed on his or her change in control payments or benefits received pursuant to his or her respective change in control agreements, as the agreements do not provide for “gross-up” payments by us to make our executive officers whole for any federal excise tax that may be imposed.

Based on the assumptions that the effective date of the merger is May 1, 2007 and the employment of each of our executive officers is terminated as of the effective date of the merger, the aggregate value of the change in control payments and benefits of each executive officer is set forth in the table below:

Name	Aggregate Value of Change in Control Payments and Benefits (1), (2)
Scott A. Anderson	$325,220
Ronald Beaver	$694,975
Brenda J. Flayton	$1,058,921
David G. Gartzke	$4,682,102
Cameron C. Hitchcock	$1,262,417
George J. Lawrence	$829,360
Jonathan L. Peisner	$345,613
Curtis L. Phillips	$339,442
A. R. Sales	$1,747,817
Charles R Tapp	$788,933
Bradley A. Todd	$1,109,467
Total	$13,184,267

(1)             Amounts do not include stock options and restricted stock units which under the terms of the Incentive Plan will automatically vest and be cancelled at the effective time of the merger.

(2)             Amounts do not include the value of distributions under the SERP that will be made to the SERP participants as soon as practicable after the effective time of the merger.

Director Compensation Deferral Plan.  Our Board of Directors has approved the termination of the Director Compensation Deferral Plan as of the effective time of the merger.  We will cause all accrued account balances under the Director Compensation Deferral Plan to be distributed in cash to participants, promptly after the effective time of the merger, less any required withholding taxes.

The following table shows the account balances of our director participants as of April 12, 2007 in the Director Compensation Deferral Plan.

Name	Account Balance
Wynn Van Bussmann	$132,643
Thomas Cunningham	$176,255
Dennis O. Green	$162,435
Donald C. Wegmiller	$348,310
Total	$819,643

Supplemental Executive Retirement Plan.  Our Board of Directors has approved the termination of the ADESA, Inc. 2005 Supplemental Executive Retirement Plan (the “SERP”) as

of the effective time of the merger.  We will cause all accrued account balances under the SERP to be distributed in cash to participants, promptly after the effective time of the merger, less any required withholding taxes.

The following table shows the account balances of our executive officer participants as of April 11, 2007 in the SERP, the 40% gross-up value payable to our executive officer participants to mitigate their income tax liability as a result of their SERP payments and the total account balances (including the 40% gross-up value) that will be distributed to our executive officer participants under the SERP.

The SERP also provides executive officers and employees who participate in the SERP and whose salaries exceed the salary limitations for tax-qualified plans imposed by the Code with additional benefits such that they receive in the aggregate the benefits they would have been entitled to receive had such limitations not been imposed.  In the event the merger is consummated, the gross distribution payable to any participant will be increased by 40% to cover any income tax liability and will immediately be distributable subject to Section 409(A) of the Code.

Name	Account Balance	40% Gross-Up Value	Total Account Balance (including 40% Gross-Up)
Scott A. Anderson	$81,042	$32,417	$113,459
Ronald Beaver	$61,198	$24,479	$85,677
Brenda J. Flayton	$376,018	$150,407	$526,425
David G. Gartzke	$1,469,365	$587,746	$2,057,111
Cameron C. Hitchcock	$279,440	$111,776	$391,216
George J. Lawrence	$71,399	$28,560	$99,959
Jonathan L. Peisner	$52,270	$20,908	$73,178
Curtis L. Phillips	$121,934	$48,774	$170,708
A. R. Sales	$47,727	$19,091	$66,818
Charles R Tapp	$102,940	$41,176	$144,116
Bradley A. Todd	$638,730	$255,492	$894,222
Total	$3,302,063	$1,320,826	$4,622,889

Transaction Bonus Agreement.  On December 21, 2006, we entered into a transaction bonus agreement with Mr. Clayton.  The agreement provides for the payment of a lump sum transaction bonus to Mr. Clayton in the amount of $620,000, contingent upon the consummation of the merger and provided that Mr. Clayton does not terminate his contract with us relating to his position as our interim Chief Financial Officer prior to the earlier of (i) June 30, 2007; or (ii) the consummation of the merger.

Severance Agreements

In addition to the severance agreements we have entered into with Messrs. Sales, Lawrence and Hitchcock, as described above, we have entered into severance agreements with Ms. Flayton and Mr. Beaver, which will remain in effect through June 1, 2009 and March 15, 2009, respectively.  If Ms. Flayton or Mr. Beaver elects to receive severance payments or benefits under a severance agreement, he or she will not be entitled to receive any other payments or benefits under the change in control agreement described above under “Change in Control Agreements,” except that Ms. Flayton will be entitled to the retiree medical benefits described below under “Flayton Retiree Medical Benefits.”

Under the terms of Ms. Flayton’s severance agreement, upon our termination of her employment without cause or resignation by her for good reason during the term of her agreement and Mr. Gartzke is no longer our CEO, she will be entitled to a lump sum cash payment equal to two times the sum of her (i) base salary (the higher of her base salary immediately prior to her termination or prior to the first event or circumstance constituting good reason) and (ii) annual target bonus (the higher of her target annual bonus pursuant to the annual incentive program under the Incentive Plan for the fiscal year of the termination or the fiscal year of the first event or circumstance constituting good reason).

Under the terms of Mr. Beaver’s severance agreement, he is entitled to receive the following severance and other benefits upon our termination of his employment without cause or resignation by him for good reason during the term of his agreement:

•                  a lump sum cash payment equal to the sum of his (i) base salary (the higher of his base salary immediately prior to the termination or prior to the first event or circumstance constituting good reason) and (ii) annual target bonus (the higher of his target annual bonus pursuant to the annual incentive program under the Incentive Plan for the fiscal year of the termination or the fiscal year of the first event or circumstance constituting good reason); and

•                  continuation of life, accident and health insurance benefits for him and his dependents on terms substantially similar to those provided immediately prior to the termination or resignation for good reason for twelve months following the termination or resignation.

For purposes of Ms. Flayton’s and Mr. Beaver’s severance agreements, “cause” means the occurrence of any of the following events:

•                  willful and continued failure by an executive officer to substantially perform his or her duties for at least 30 days after written notice of such deficiency;

•                  willful engagement in wrongful conduct by an executive officer which is demonstrably and materially injurious to us; or

•                  an executive officer is convicted of, or has entered a plea of nolo contendere to a felony.

For purposes of Ms. Flayton’s and Mr. Beaver’s severance agreements, “good reason” means the occurrence of any of the following events:

•                  a substantial adverse change in an executive officer’s duties or responsibilities;

•                  a substantial reduction in an executive officer’s compensation or benefits that is not the result of an across-the-board change affecting all executive officers;

•                  relocation of an executive officer in excess of a 50-mile radius from Indianapolis, Indiana; or

•                  our failure to provide an executive officer with a notice of termination pursuant to his or her severance agreement.

Flayton Retiree Medical Benefits

Ms. Flayton is entitled to receive benefits under the ALLETE, Inc. Affiliated Companies Retirees Health Plan A (the “ALLETE Retiree Plan”).  Following our spin-off from ALLETE in September 2004 and in connection with Ms. Flayton’s employment with us, we agreed that in the event that Ms. Flayton ceases to be entitled to receive benefits under the ALLETE Retiree Plan under specified circumstances, we will, at our election and through the date of Ms. Flayton’s death, either (i) allow her to participate in a health benefit plan that is substantially similar, in all material respects, to the ALLETE Retiree Plan (a “Comparable Plan”), or (ii) reimburse her on a quarterly basis for an amount equal to 75% of the quarterly premium payable on a Comparable Plan.  Our assumption of the foregoing obligations has been memorialized in a letter agreement with Ms. Flayton and shall be observed by the surviving corporation after consummation of the merger.

Even if Ms. Flayton is entitled to receive severance payments or benefits under her change in control agreement or severance agreement described above, as applicable, she will continue to be entitled to the retiree medical benefits set forth in her letter agreement.

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

On December 21, 2006, we entered into revised indemnification agreements with each of our directors and new indemnification agreements with all of our executive officers.  Each indemnification agreement provides, among other things, that we will indemnify the indemnified person to the fullest extent permitted by law, including advancement of legal fees and other expenses incurred by such person in connection with any legal proceedings arising out of such person’s service as a director and/or executive officer, subject to certain exclusions and conditions set forth in each indemnification agreement.  Additionally, our directors and executive officers are entitled to continued indemnification and insurance coverage under the merger agreement.

Severance Payments to Brian Warner, Former Executive Officer of ADESA

Effective as of May 25, 2006 and in accordance with the Canadian Employment Standards Act, 2000, we initiated the following severance package for Brian Warner, a former executive officer of ADESA, as compensation in lieu of notice following his May 19, 2006 separation of employment.  The severance package was implemented without prejudice to our defenses in the subsequent litigation matter of Brian Warner v. ADESA, Inc. and ADESA Auctions Canada Corporation d/b/a ADESA Canada, in the Ontario Superior Court of Justice, Court File No. 06-CV-318351 PD3.

Under the terms of the actual severance package, Mr. Warner is entitled to receive the compensation and benefits described below.

•                  the equivalent of 15 months worth of Mr. Warner’s base salary, or an aggregate of approximately $437,500 through August 19, 2007 as payable bi-weekly in the normal course of business;

•                  the equivalent of ADESA’s 2006 target bonus pursuant to the annual incentive program under the Incentive Plan in the amount of $43,047 as paid on February 21, 2007;

•                  the equivalent of ADESA’s 2007 target bonus pursuant to the annual incentive program under the Incentive Plan (at the target level of 45% of Mr. Warner’s base salary for 2007) or $105,000 as payable on or before August 31, 2007;

•                  ADESA permitted Mr. Warner to retain his interest in the IPO restricted stock unit grant of 6,640 units which vest on June 15, 2007 with no further accrual of stock dividends after Mr. Warner’s termination date;

•                  In lieu of the issuance of common stock, on May 24, 2006, ADESA paid Mr. Warner $2,968 for the current cash value of dividend equivalents granted on June 2, 2006;

•                  ADESA permitted Mr. Warner to retain his interest in the Incentive Plan restricted stock unit grant of 2,435 units which vest on February 15, 2008;

•                  Mr. Warner was granted an extension of time to exercise his stock option balance of 106,232 shares until November 19, 2007;

•                  ADESA permitted Mr. Warner to enjoy his insured benefits (other than short and long term disability coverage) until August 19, 2007, subject to the actual plans;

•                  ADESA made a 2006 SERP contribution to Mr. Warner in the amount of $39,234 on January 12, 2006;

•                  Mr. Warner was permitted to utilize his remaining 2006 annual perquisite allowance and afforded a prorated 8 month portion for 2007 (in the amount of $19,362) until August 19, 2007 or the depletion of the allotment, whichever is earlier;

•                  ADESA made a lump sum cash payment of $15,646 to Mr. Warner which is equal to the 15 month insurance premium cost of COBRA continuation for standard coverage in the United States on June 2, 2006;

•                  ADESA made a lump sum cash payment of $4,949 to Mr. Warner, which is equal to the cost of supplemental health, dental, and life insurance coverage in Canada on June 2, 2006; and

•                  Subject to receipt of an invoice and proof of payment, ADESA will reimburse Mr. Warner up to $15,000 for the provision of outplacement services provided by a nationally recognized outplacement firm.

Payment of Legal Fees for Certain Executive Officers and Directors

We paid for legal expenses incurred by Messrs. Gartzke and Sales in the amount of approximately $249,000 in connection with their retention of separate legal counsel to advise them with respect to the review of their change in control agreements, their recusal from board deliberations in connection with the merger and the stockholder class action filed against us, our directors and the equity sponsors in the Delaware Court of Chancery on January 12, 2007.  We also paid for legal expenses incurred by Mr.

Hitchcock in connection with his retention of separate legal counsel to advise him with respect to the amendment to his severance agreement in the amount of approximately $5,875.

In addition, we paid for the legal expenses in the amount of approximately $90,000 of all the directors named as defendants in the stockholder class action filed against us, our directors and the equity sponsors in the Delaware Court of Chancery on January 12, 2007.  On March 9, 2007, we agreed in principle with the plaintiffs to settle the lawsuit.  The settlement will be subject to customary conditions, including execution of a formal settlement agreement, court approval following notice to members of the proposed settlement class and consummation of the merger.

DIRECTOR QUALIFICATION STANDARDS AND INDEPENDENCE

The Board has made an affirmative determination that the following members of the Board meet the standards for “independence” set forth in the applicable listing standards of the NYSE on the basis that they have no material relationship with ADESA (either directly or as a partner, stockholder or officer of an organization that has a relationship with ADESA): Wynn V. Bussmann, Thomas L. Cunningham, Dennis O. Green, Nick Smith, Donald C. Wegmiller and Deborah L. Weinstein.

In making this determination, the Board evaluated the relationship between Nick Smith and ADESA’s former parent company, ALLETE, Inc., and found that this relationship was not material, as defined by the applicable listing standards of the NYSE, because it does not interfere with Mr. Smith’s exercise of independent judgment.  Currently, Mr. Smith serves as a director of ALLETE, Inc.  If Mr. Smith’s directorship on ALLETE’s Board ever rises to an interest that conflicts, or appears to conflict, with the interests of ADESA, the Board will take all appropriate steps to ensure that Mr. Smith will be excused from discussions on the issue and recuse himself from voting on the issue.

David G. Gartzke and A. R. Sales do not meet the aforementioned independence standards because Mr. Gartzke serves as ADESA’s CEO in addition to his duties as Chairman of the Board and Mr. Sales serves as ADESA’s President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 17, 2007, on its behalf by the undersigned, thereto duly authorized.

ADESA, Inc.

By:	/s/ David G. Gartzke
David G. Gartzke, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April  17, 2007 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ David G. Gartzke	Chief Executive Officer and Chairman of the Board
David G. Gartzke	(Principal Executive Officer)

/s/ Timothy C. Clayton	Chief Financial Officer
Timothy C. Clayton	(Principal Financial Officer)

/s/ Scott A. Anderson	Vice President and Controller
Scott A. Anderson	(Principal Accounting Officer)

/s/ Wynn V. Bussmann	Director
Wynn V. Bussmann

/s/ Thomas L. Cunningham	Director
Thomas L. Cunningham

/s/ Dennis O. Green	Director
Dennis O. Green

/s/ Angel Rodolfo Sales	Director
Angel Rodolfo Sales

/s/ Nick Smith	Director
Nick Smith

/s/ Donald C. Wegmiller	Director
Donald C. Wegmiller

/s/ Deborah L. Weinstein	Director
Deborah L. Weinstein

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of David G. Gartzke

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Timothy C. Clayton