Form 10-Q/A
period 2004-06-30
ADESA INC
filed 2012-04-20
CIK 1281949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, which report was filed with the Securities and Exchange Commission on August 6, 2004 (the “Original Report”), solely to replace Exhibit 10.6 as filed with the Original Report with Exhibit 10.6 filed with this Amendment.  The exhibit has been revised to disclose certain information that was originally redacted and subject to a confidential treatment order in connection with our application to renew the existing confidential treatment order for the remaining redacted information.

No other changes have been made to the Original Report other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed or re-furnished as of the date of this amended report and are included as exhibits hereto.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADESA, Inc.

Date: April 20, 2012	/s/ Thomas J. Caruso
Thomas J. Caruso
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 20, 2012	/s/ Eric M. Loughmiller
Eric M. Loughmiller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.6

Second Amended and Restated Receivable Purchase Agreement, dated June 15, 2004 among AFC Funding Corporation as Seller, Automotive Finance Corporation as Servicer, Fairway Finance Company, LLC and such other entities from time to time as may become Purchasers thereunder, Harris Nesbitt Corp., as the Initial Agent and as Purchaser Agent for Fairway Finance Company, LLC and XL Capital Assurance Inc., as Insurer.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.