Form 10-Q/A
period 2005-09-30
ADESA INC
filed 2012-04-20
CIK 1281949

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which report was filed with the Securities and Exchange Commission on November 9, 2005  (the “Original Report”), solely to replace Exhibit 10.34 as filed with the Original Report with Exhibit 10.34 filed with this Amendment.  The exhibit has been revised to disclose certain information that was originally redacted and subject to a confidential treatment order in connection with our application to renew the existing confidential treatment order for the remaining redacted information.

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