Form 10-K/A
period 2006-12-31
ADESA INC
filed 2012-04-20
CIK 1281949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Non-accelerated filer ☐	Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as de fined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $1,999,058,657 at June 30, 2006.

As of February 23, 2007, the registrant had 90,729,940 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to Form 10-K, General Instruction G(3), certain information described in Part III of this Annual Report on Form 10-K is incorporated by reference herein from the Registrant’s definitive proxy statement (filed or required to be filed pursuant to Regulation 14A) or definitive information statement (filed or to be filed pursuant to Regulation 14C) for the 2007 Annual Meeting of Stockholders, to the extent such a meeting will be held which will involve the election of directors, if such definitive proxy statement or information statement is filed with the Commission not later than 120 days after the end of the fiscal year covered by the Form 10-K. If such definitive proxy statement or information statement is not filed with the Commission in the l20-day period or is not required to be filed with the Commission by virtue of Rule 3a12-3(b) under the Exchange Act, the Items comprising the incorporated Part III information will be filed as part of this Form 10-K, by amendment hereto, not later than the end of the 120-day period.

Explanatory Note

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which report was filed with the Securities and Exchange Commission on February 28, 2007 and amended on April 20, 2007 (the “Original Report”), solely to replace Exhibit 10.24 and Exhibit 10.30 as filed with the Original Report with Exhibit 10.24 and Exhibit 10.30 filed with this Amendment.  The exhibits have been revised to disclose certain information that was originally redacted and subject to a confidential treatment order in connection with our application to renew the existing confidential treatment order for the remaining redacted information.

No other changes have been made to the Original Report other than those described above. This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed or re-furnished as of the date of this amended report and are included as exhibits hereto.

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
Thomas J. Caruso
Chief Executive Officer and President
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.24

Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), dated November 16, 2005.*

10.30

Amendment No. 9 to Second Amended and Restated Receivables Purchase Agreement entered into by and among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Gresham Receivables (No. 8) Limited, Lloyds TSB Bank PLC, and BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.), dated January 18, 2007.*

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